Form 10-K
period 2007-12-31
Organa Technologies Group, Inc.
filed 2008-04-14
CIK 1301180

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007                        Commission file number 000-52834

ORGANA TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its Charter)

Delaware	02-0545879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Bush Drive, Melbourne, FL 32935
(Address of principal executive offices)

Registrant’s telephone number: (321) 421-6652

Securities registered pursuant to Section 12(b) of the Act:

Title of each class __________________________________________________________________	Name of each exchange on which registered ________________________________________________________________
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding 28,870,624

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Organa Technologies Group, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business

Background

The Company was organized under the laws of the state of Delaware in December of 2002 under the name Integrity Messenger Corporation (“IMC”). In April 2006, the Board approved a name change to Organa Technologies Group, Inc. (“OTG” or the “Company”). The Company operated Integrity Messenger Instant Messenger under the parent Company through December 31, 2007, at which time it took its instant messenger server off-line and shutdown the Integrity Messenger Instant Messenger. On February 19, 2008 the Company elected to cease operations permanently on the Integrity Messenger Instant Messenger. While the Company retains ownership of the software, it will determine if it will enter into this line of service in the future. In the event the Company elects to develop a new instant messenger service it will operate under a different name. References to OTG will include the period prior to the name change when the Company was IMC. The Company’s principal office is located at: 2910 Bush Drive, Melbourne, Florida 32935, United States of America, telephone: (321) 421-6652.

The Company, through its subsidiaries operates under the following business segments for financial reporting purposes:

NAICS CODE	DESCRIPTION
541511	Web (i.e.) page design services, custom
561422	Order taking for clients over the Internet
454111	Internet retail sales sites and Business to Customer retail sales Internet sites
519130	Internet entertainment sites
454112	Internet auctions, retail
519140	Entertainment sites, Internet
541512	Computer hardware consulting services or consultants
518210	Web hosting
517919	VoIP service provider, using client-supplied telecommunications connections

The Company is a management company which has acquired technology-based businesses. The Company, through its subsidiaries, provides the following services:

Hurricane Host, Inc. (“HH”), a Florida corporation: Provides Internet Web Hosting and Voice over Internet Protocol (VOIP) services. Through direct resale or its distributors, the Company provides a communication protocol whereby individuals from all over the world can login and communicate while playing online games such as World of Warcraft®, Tom Clancy’s Ghost Recon, and any other game that provides the standard protocols for online communication. As part of this VoIP service, customers may also participate in VoIP telephone services and potentially save on long distance charges. The Company utilizes the Ventrilo Communication Software as its service where it pays a “seat fee” per user to Ventrilo. HH offers reseller agreements for companies where they can purchase blocks of slots on the VoIP processor. HH also provides web-hosting for various companies and individuals. HH continues to market its product directly to the end-users; however, as the on-line communication grows, more companies are beginning to develop their own online protocols in an attempt to attract more of the ‘gamers’ into their processors. As this streamline effort grows HH will be required to market directly to the game developers to provide server support for their games. For further information on the products and services you may review the website at www.hurricanehost.com. The Company does not incorporate the website as a part of this filing.

Organa Consulting Group, Inc. (“OCG”), a Florida corporation: Provides web design services, hardware and software installation and training, and other Internet related consulting services. Specifically, OCG has provided consulting services in the design of a network center for utilization of more than 40,000 active on-line users simultaneously, while providing Internet securities procedures to restrict distributed denial of service (“DDOS”) attacks and hacker penetration. DDOS attacks occur when multiple compromised systems flood the bandwidth or resources of a targeted system, usually one or more web servers. The purpose of these type of attacks are three-fold, (i) to rapidly consume all of the website’s allocated monthly bandwidth, (ii) draw the attention of the site’s host, who when faced with the constant onslaught on the entire hosting network will closedown the site, or (iii) take up all available connections of the host so that people cannot access the site. The Company has designed on-line Payment Processors for two customers; one of them in conjunction with local banking authorities, which has received approval and licensing from the Florida Office of Financial Regulations for Render Payment Corporation. OCG has expanded its services to provide audio and video solutions to create a virtual office environment and theater style conference rooms. OCG has historically provided website development for various on-line marketing companies; however, OCG has elected not to service companies in this line of business at this time.

Davinci’s Computer Corp. (“DCC”), a Florida corporation: Provides hardware and software computer system solutions and services. DCC services clients in Central Florida where it provides computer server oversight, updates, email management, and other corporate security measures. While DCC offers hardware products as part of its solution services, its primary function is to provide onsite and offsite support for mainframe, server, and PC operations. DCC was acquired in order to provide OTG with the resources needed to complement its online services. A local firm was sought out in order for OTG to avail itself of direct access to hardware expertise.

Gateway Internet Services Corporation (“GIS”), a Florida corporation: Gateway Internet Services provides on-line payment processing through ACH and other banking solutions. GIS entered into its first agreement in July 2007 with Render Payment Corporation, which has not launched its services to the public. Our revenue is conditioned upon their launch into the market. GIS will continue to look for additional customers in which to provide its services.

Zowy Media, Incorporated dba WeaponMasters (“Zowy”), a Florida corporation: Provides Internet purchasing of swords and weapon memorabilia.

Epic Weapons, Inc. (“Epic”), a Florida Corporation: Epic provides authentication through its use of G2G online product registration of replica memorabilia. The ownership of EPIC was transferred to OTG from Zowy on January 1, 2008.

Game2Gear, Inc. (“G2G”), a Florida corporation: Provides online product registration for products designed and developed from the creators of the multi-online gaming industry. The Company has a U.S. Patent Application to protect its G2G process and technology that will facilitate the operational aspects associated with the business. G2G has filed a second patent to protect its process of registration. In addition, G2G is registered with the Federal Communications Commission. The product complies with Part 15 of the FCC Rules as tested by Product Safety Engineering, Inc., which has been certified by the American Association for Laboratory Accreditation. G2G utilizes an Advanced Encryption Standard (AES) algorithm to encrypt and decrypt the serial number associated with a manufactured product. This algorithm is embedded in a RFID Reader microprocessor. The number that is written to the TAG at the time designated by the developer, is encrypted with a serial number and encryption key. This consolidated encryption key is embedded into the microprocessor software and reader. In addition to the encryption key, each reader microprocessor has a unique serial number embedded in the silicon that can be verified by the server. At this time the product is ready for shipment. The digital encryption key is created using a secured hashing algorithm (SHA-1). Upon receipt of the product by the owner, the owner utilizes the reader to connect to the Server. The reader is powered up by a USB Port on any computer. The reader identifies the TAG and decrypts the serial number internally, utilizing the key embedded in the TAG. Once the reader obtains the serial number it waits for a command from the server. The command from the Server will consist of a request for the serial number and reader ID, and the randomly generated 50% key. The reader will respond with the serial number encrypted with half of the resident key and half with the randomly generated key provided by the server. At that time the server decrypts the serial number using the same decryption key combination and validates the serial number and Reader ID to that which was generated prior to shipment. The G2G process will be incorporated in the Frostmourne SwordTM as produced by Epic Weapons under its agreement with Blizzard Entertainment®.

The Company is currently controlled by Avante Holding Group, Inc., (“Avante”) and GAMI, LLC, (“GAMI”) each owned or controlled by Michael W. Hawkins. Avante Holding Group, Inc., owns 69.27% of the Company and GAMI, LLC owns 13.85% of the Company. On October 31, 2006, the Company entered into a Consulting Agreement with Avante Holding Group, Inc., to provide administrative support services to the Company, to include accounting services, marketing services, consultation on acquisitions, corporate recordkeeping, and other services as requested by the Board of Directors. The term of the agreement is for three years with one automatic three year extension. In addition, on June 1, 2007 the Company entered into a triple net lease with GAMI, LLC where the Company has its corporate headquarters. The lease was for a term of five years, with the option to extend for two additional five-year terms.

OTG engaged Dinosaur Securities, LLC (“Dinosaur”) to raise up to Five Million Dollars ($5,000,000) under a Confidential Private Placement Memorandum (“PPM”) for Epic Weapons, Inc. (“Epic”). Under the terms and conditions of the PPM, OTG will issue up to 5,000,000 shares of Series A Preferred Stock and pay up to 20% royalty fee directly associated with the sale of the Frostmourne™ Sword to the investors. Management feels additional storage facilities, inventory, development of technology devices, increase in manpower, and administrative support will be required to sustain the projected sales. The Company subsequently raised and/or issued for services Four Hundred Thousand Dollars ($400,000) ($130,000 as of December 31, 2007) and has closed the funding opportunity.

The Company maintains the following Websites, none of which are incorporated as part of this Form 10-K:

•	www.organatechnologies.com
•	www.integritymessenger.com
•	www.hurricanehost.com
•	www.organaconsulting.com (under construction)
•	www.davcorp.net (under construction)
•	www.weaponmasters.com
•	www.epicweapons.com
•	www.game2gear.com (under construction)

History, Strategic Expansion and Acquisitions

The Company was formed in December 2002 but completed its first acquisition in January 2004, when it acquired the assets of IMC-FL in exchange for 60,000,000 shares of restricted common stock, issued under Rule 144 of the Securities Exchange Act. IMC-FL was incorporated in February 2002 and had operated as a development company for an instant messenger service organization. The Company discontinued the service in 2007 and on February 19, 2008 elected to abandon the project of an instant messenger solution. The Company operates as a holding company where it provides management and oversight to its subsidiaries.

Subsidiaries

Hurricane Host, Inc.

The Company made its second strategic acquisition when it acquired 100% of Hurricane Host, LLC (“HH”) on March 18, 2004. Hurricane Host was incorporated in 2002 and provided server related host gaming solutions featuring on line voice chat for multi peer-to-group communication within the gaming industry. At the time of acquisition, Hurricane Host had retained an annual growth rate in excess of 300% in users and revenue in each of its first two years of operation. HH continues to see a modest increase in users and revenue. Hurricane Host is licensed to sell Ventrilo voice chat software. This software has two parts, server software, and PC software that talk to the Web-server. Clients of HH that have a voice server account attached to their voice server account on our Web servers. This allows a specific amount of people to be within a "conference call" using the internet. This is mainly used for gamers so they can communicate securely with their team mates while playing an online game. Hurricane Host currently utilizes computer servers in Ashburn, Virginia; Atlanta, Georgia; Dallas, Texas; Los Angeles, California; New York City, New York; San Jose, California; Seattle, Washington; Frankfurt, Germany; London, England; and Montreal, Canada to support its operations. Hurricane Host was able to expand its geographical locations and was able to have voice servers located in multiple countries and multiple locations in the US. This, along with other advertising, was the main reason HH had such an increase in sales. HH provides Website Hosting Services for customers who desire to have a Website available on the Internet. There is strong competition in the Web-hosting market and companies must provide additional services that attract clients. HH does this by providing voice chat software that attracts “Internet Gamers”. HH views its Web-hosting service as a secondary service.

Organa Consulting Group, Inc.

On October 25, 2005, the Company acquired 80% of Organa Consulting Group, Inc. from Avante, its controlling shareholder. OCG was organized to provide its services for companies that desired Web site designing and hardware/system setup and protocols for their Internet based businesses. In addition to these services, OCG provides video and sound setups for home owners and corporate entities. OCG entered into its first contract in October 2005 when it was contracted to design an Internet-based advertisement company. Currently, OCG markets through local distribution channels within central Florida, its products and services include hardware and software installation in support of multimedia application to include, voice conferencing, surround sound, theatre entertainment centers, and audio-visual products and services.

Gateway Internet Services Corporation

On April 20, 2006, the Company incorporated Gateway Internet Services Corporation with the intent to provide a proprietary Internet interface between banking institutions and the fast growing Internet Banking Providers. GIS developed the protocols and entered into its first agreement with Render Payment Corporation, a Florida licensed Funds Transmitter Company through the Office of Financial Regulations. GIS launched its services in July of this year and has recognized no revenue to date.

Render Payment Corporation is minority owned by the Administrative Consultant. As such, the potential for a conflict of interest exist. The Administrative Consultant has provided $75K in funding as part of the payment processor and has a financial interest in its success. GIS services can only be achieved through the implementation and enrollment of the payment processor. While the goals of both companies are to launch the payment processor and enroll as many people as possible, there may be cause in the future that will create a conflict of interest whereby the Administrative Consultant and GIS are not in agreement. There are currently no known conflicts of interest arising from this agreement.

Davinci’s Computer Corp.

On July 1, 2006, the Company acquired 100% of Davinci’s Computer Corp. DCC was incorporated April 28, 1997 and has provided hardware and software repair services throughout central Florida. While the services provided by DCC are not in line with the standard operations of the Company, the Company elected to enter into these services in an effort to obtain the services of Jason Dieterle, the sole owner of DCC, whose expertise is an integral part of the server maintenance of our online systems. DCC provides computer hardware and system support; retail for computers, computer accessories, and software; and online and local server maintenance services.

Zowy Media, Incorporated

On October 1, 2006, the Company acquired 80% of Zowy Media, Incorporated, dba as Swordsonline, Weaponmasters.com, and Weaponmasters under a Stock Purchase Agreement with Avante (owner of 40%) and GAMI (owner of 40%). Since acquisition, Weaponmasters has continued its base operations while developing the FrostmourneTM Sword under its subsidiary, Epic Weapons, Inc (“EPIC”). Weaponmasters is currently the number one search site for “swords” through Google™. Weaponmasters provides collectibles in its online store. The Company launched a local retail store at 3815 North Cocoa Blvd., Suite 27 in Cocoa, Florida, in a 300 square foot storefront facility it owns. The Company has subsequently closed the storefront. The Company is seeking other potential licensees to open Weaponmasters shops in other various locations. Zowy owns and has registered one design patent (Patent Number US D510,121 S).

Zowy Media, Incorporated, through various entities and previous ownership has been in existence since 1998. The Company has provided weapon memorabilia to its customers for many years. The Company’s revenues peaked in 2004 in which it grossed more than $1.2M. The Company has declined in revenue since that time. The Company formed Epic Weapons, Inc and entered into an Agreement with Blizzard Entertainment®, Inc., in 2006, to develop inline game memorabilia, specifically the FrostmourneTM Sword as depicted in the Warcraft® III, Frozen Throne™ game.

The Company launched a new website in October 2007 and initiated an email marketing campaign to its more than 74,000 registered users. Since the launch of the new website the Company averaged 469 transactions per month and the newsletter database grew to 208,807 registered participants. The gross sales increased by 54.8% over the remainder of the year. The Company cannot determine how much of the increased revenue, growth in newsletter database, or increase in the number of transactions were directly related to the email campaigns and new website, as the Company witnesses an increase in seasonal sales each year during the Christmas holiday season.

Epic Weapons, Inc.

Epic Weapons, Inc. was formed on January 5, 2006 and converted to a “C” Corporation on January 2, 2007. On May 1, 2006, Epic entered into an Exclusive License Agreement with Blizzard Entertainment®, Inc., a Delaware Corporation, for the development of the collectible FrostmourneTM sword as depicted in the World of Warcraft® and Warcraft® III game. The FrostmourneTM sword was available for presales on March 18, 2008. In addition, Epic auctioned the first 99 swords in production, with the number one sword receiving an approved bid of $22,700. The auction was closed on March 31, 2008. Epic had no revenue in 2007 and currently provides no additional services or products other than the FrostmourneTM sword. Epic has developed a proprietary process in which it provides ancillary services for the registration and valuation of collectibles as seen in video games and movies. Epic will be launching Epic Connect™ Club that will provide services that will enhance the valuation of the collectible items and track the history of ownership. Epic has also entered into negotiations with various other video game manufacturers to add additional product to our collectible line.

Game2Gear, Inc.

Game2Gear, Inc. was incorporated in Florida to provide a proprietary embedded encryption that will provide identification of the product in which it is embedded. The Company has developed its first RFID reader and designed the reader according to the specifications outlined by Epic Weapons. The product has been licensed to Epic and to sell in conjunction with FrostmourneTM sword. The product has passed Intentional Radiated Emissions testing, Unintentional Radiated Emissions testing, and Conducted Emissions testing as required under Part 15 of the FCC Rules.

Business Strategy

The Company continues to look at increasing revenue internally and through strategic acquisitions. The Company utilizes many methods of identifying new products to produce and potential companies to acquire. Our staff continually reviews current market trends to determine appropriate products to introduce (review Marketing and Sales Strategy below). We have had them presented to us by business brokers, have reviewed competition and looked for compelling stories, or incorporated a subsidiary directly for a specific purpose. In some instances, the companies come looking to us for assistance. We will continue to finance additional acquisitions through private placements of stock, debt, or revenue from operations.

Expansion through Acquisitions

The Company continues to look for additional acquisition opportunities in the technology field that will enhance its overall growth, complement its existing operations and increase shareholder value. OTG considers its acquisition through strategic growth. The Company looks for synergistic companies that will provide strength and growth opportunities to the developing products and services of OTG. We will review current competition in many markets and determine if an acquisition or joint venture is in the best interest of OTG. The Company will finance any further acquisitions through additional stock allocations or through cash generated from current sales/revenue streams.

Marketing and Sales Strategy

OTG and its subsidiaries evaluate the constant change of Internet business. As such, our marketing and sales strategy is subject to change quickly and often. When we evaluate a new product we place considerable analysis on immediate return on investment (during initial 12 month period of launch) as the life expectancy of products in the online gaming market is typically short-lived. In instances where a client has demonstrated an ability to continue to control a market share the Company may consider long term sales as well. As such, management continues to attend trade shows looking for potential products to develop, manufacture, or resale through our online stores.

Our services are marketed directly through each subsidiary. As we continue to acquire companies or services, we look for synergic growth opportunities that will allow for expansion of the multiple services available under our umbrella of companies. The growth in revenue created by the cross pollination of products and services are desirable.

The Company continues to utilize newsletters, advertisement, and viral knowledge of our services to expand its customer base. The Company has listed some operations in various telephone directories in Brevard County to grow its customer awareness. In addition, the Company, as part of the launch of the FrostmourneTM Sword is working with Blizzard Entertainment® to make the 10 million plus subscribers to their World of Warcraft® online game knowledgeable about the purchase opportunity in owning a sword. As Weaponmasters will be the exclusive reseller of this sword, expected increases in customer purchases are expected across the Weaponmasters' platform.

Competitive Environment

The Internet service business is a highly competitive business. The Company attempts to reduce its competition through cross pollination of services. While the Company believes this will generate stability in its growth, there can be no assurances that the Company will succeed or overcome other competitive advantages. The Company enjoys an exclusive licensing agreement with Blizzard Entertainment®, Inc., for the resale of the FrostmourneTM Sword. The Company will pursue all legal remedies to ensure unauthorized replicas do not enter the marketplace. The Company will continue to enjoy this exclusive relationship through 2008, and will continue to maintain it provided 3,000 FrostmourneTM Swords are sold each year.

Patents and Intellectual Properties

The Company currently holds one patent for the design of a specialty product that is offered for resale under Weaponmasters. The Company patented the design so that it could exclusively sell the unique product and be able to defend itself from others attempting to duplicate it. The design is for steel claws used on the hands. The item is a display item and not intended for use.

The Company has filed two additional patents for its processes under G2G. The Company has obtained certification for FCC Part 15 concerning intentional and unintentional emissions compliance for its product in G2G.

Employees

As of December 31, 2007, the Company had 10 full-time employees throughout the various subsidiaries. The Company has three office managers, two technical assistance employees that provide computer software and hardware installation, repairs, and maintenance, and five administrative/shipping clerks. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Company	Employees	Part-Time Employees	Consultants		Contracted Labor
Organa Technologies Group	3	-	1	*	-
Hurricane Host	-	1	2		1	**
Organa Consulting Group	2	1	-		-
Davinci Computer	2	-	-		-
Gateway Internet Services	-	-	1		-
Zowy Media	3	-	1		2	***
Epic Weapons	-	-	2		-
Game2Gear	-	-	4		-

* The Administrative Assistant has five part-time staff members providing administrative support as needed.
** The Planet, Internet Server Provider, provides 24 hour customer support services as required.
*** The Company uses a staffing service to provide personnel for high-volume work flow variances.

The Company utilizes a considerable amount of consultants to provide periodic work requirements. When workflow demands a fulltime or justifiable part-time employee the Company hires the appropriate person to fulfill the job requirements.

Available Information

Effective November 26, 2007, the Company became reporting and will commence filing periodic reports with the Securities and Exchange Commission (“SEC”) commencing with this Form 10-K, due April 14, 2008. The Company completed its first filing, a Form 8K, on February 14, 2008. All reports of the Company filed with the SEC will be available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

You may also request a copy of our filings at no cost by writing or telephoning us at:

Organa Technologies Group, Inc.
2910 Bush Drive, Melbourne, Florida 32935
Attention: Gina L. Bennett, Chief Executive Officer
Telephone: 321-421-6652

Item 1A. Risk Factors

If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the value of our equity interests could decline.

Risks Related to Our Business

We have a limited relevant operating history and we may not be able to maintain profitability in the near term, which may result in raising additional capital and diluting our shareholders.

Our company and management team is newly formed and has limited experience working together in this area. Such limits could adversely effect our near term performance in the management of our assets. Our company has had a cumulative net loss from inception of approximately $1,969,000 with only the year ended December 31, 2006 being profitable. Our needs for continued expenditures for product research and development and marketing, among other things, will make it difficult for us to reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. Our failure to balance expenditures in any period with sales will create losses for the company that would require additional financing to meet cash flow requirements. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a rapid growth business. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of services and products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

We may compete with clients of the Administrative Consultant for access to key personnel of the Administrative Consultant, which could reduce the amount of time and effort they devote to us and thus negatively impact our financial condition and results of operations.

Achieving our business objectives will depend on our ability to acquire suitable business and to monitor and administer those businesses, which will depend, in turn, on the abilities of our Administrative Consultant.

Achieving this result on a cost-effective basis will be largely a function of the Administrative Consultant’s structuring of the business process and its ability to provide competent, attentive and efficient services to us. Our executive officers and the business professionals of the Administrative Consultant will have substantial responsibilities in connection with their respective roles as the Administrative Consultant and with the other business vehicles advised by the Administrative Consultant, as well as responsibilities to us under the Consultant Services Agreement. They may also be called upon to provide managerial assistance to our portfolio companies on our behalf. These demands on their time, which will increase as the number of business or other clients increase, may distract them or slow the rate of growth. In order to grow, the Administrative Consultant will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the work of the Administrative Consultant on our behalf. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The Administrative Consultant currently manages and may in the future manage business vehicles with a business focus that partially overlaps with our focus, which could result in increased competition for access to business opportunities.

The Administrative Consultant currently manages other companies with a business focus that may partially overlap with our focus, and may in the future sponsor or manage additional business opportunities or other clients with businesses overlapping ours, which, in each case, could result in us competing for access to business opportunities. The Company does not believe a current conflict exists.

There may be conflicts of interest in our relationship with the Administrative Consultant, which could result in decisions that are not in the best interests of our stockholders.

Under the terms of the Consultant Services Agreement, business professionals of the Administrative Consultant serve or may serve as officers, directors or principals of other entities, or may otherwise conduct any other business, whether or not the entities or business compete with the Company. Such other entities or business may have business objectives or may implement business strategies similar or different to those of the Company. Accordingly, these individuals may have obligations to investors in those entities or businesses, the fulfillment of which might not be in the best interests of the Company or its stockholders.

The Company and its Administrative Consultant may determine that a business is appropriate both for us and for one or more other business vehicles or clients. In such event, depending on the availability of such business and other appropriate factors, the Administrative Consultant may determine which business vehicle makes the business or, in certain limited circumstances, whether we would invest concurrently with one or more other business vehicles. We may make all such businesses subject to compliance with applicable regulations and interpretations, and the Administrative Consultant’s allocation protocol.

Our Administrative Consultant’s liability will be limited under the Consultant Services Agreement, and we will indemnify our Administrative Consultant against certain liabilities, which may lead our Administrative Consultant to act in a riskier manner on our behalf than it would when acting for its own account.

Our Administrative Consultant has not assumed any responsibility to us other than to render the services described in the Consultant Services Agreement. The Consultant Services Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Administrative Consultant’s duties or by reason of the reckless disregard of the Administrative Consultant’s duties and obligations, the Administrative Consultant (and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Administrative Consultant, including, without limitation, its general partner and the Consultant), are entitled to indemnification from the Company for any damages, loss, liabilities, costs and expenses (including, without limitation, judgments, fines, reasonable attorneys’ fees and expenses, and amounts reasonably paid or to be paid in settlement) incurred by such persons in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including, without limitation, an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Administrative Consultant’s duties or obligations under the Consultant Services Agreement or otherwise as an Administrative Consultant of the Company. These protections may lead our Administrative Consultant to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may experience fluctuations in our periodic results therefore results of operations may not provide a clear picture in which investors could make a determination of participation favorable to the Company.

We could experience fluctuations in our operating results due to a number of factors, including variations in and timing of recognition of realized and unrealized capital gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. Specifically, the Company expects to see rapid growth spurts in Epic due to the sale of the Frostmourne™ Sword. In addition, Weaponmasters traditionally experiences increased sales during the holiday season between October and December each year. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our business objectives will depend on our ability to acquire suitable businesses and to monitor and administer those businesses, which will depend, in turn, on our Administrative Consultant’s ability to identify, invest in and monitor companies that meet our business criteria.

Accomplishing this result on a cost-effective basis will be largely a function of our Administrative Consultant’s structuring of the business process and its ability to provide competent, attentive and efficient services to us. Our executive officers and certain of the officers of our Administrative Consultant will have substantial responsibilities in connection with their roles at the Company, as well as responsibilities under the Business Management Agreement. They may also be called upon to provide managerial assistance to our portfolio companies on our behalf. These demands on their time, which will increase as the number of business grow, may distract them or slow the rate of business. In order to grow, we and our Administrative Consultant will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the work of the Administrative Consultant. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may change our business strategy and asset allocation without stockholder consent, which may result in our engaging in riskier businesses.

We may change our business strategy or asset allocation at any time without the consent of our stockholders. Any such change in our business strategy or asset allocation could result in our engaging in businesses that are different from, and possibly riskier than, the business described in this annual report. A change in our business strategy may increase our exposure to interest rate market fluctuations.

Risks Relating to our Securities

Two of our current stockholders currently have, and may continue to have, a significant influence over our management and affairs and control over most votes requiring stockholder approval.

The majority of common stock is currently held by only two stockholders, Avante (69.27%) and GAMI (13.85%), both of which are managed by one individual, Michael W. Hawkins. As long as these two stockholders continue to hold a significant percentage of our common stock following an offering, they will be able to exert influence over our management and policies and control most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock. The Administrative Consultant has the authority to vote securities held by our two controlling stockholders, including on matters that may present a conflict of interest between the Administrative Consultant and other stockholders.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

Upon effectiveness of this Registration Statement, we will be subject to certain provisions of the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with our fiscal year ending December 31, 2008, our management will be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that we will successfully identify and resolve all issues required to be disclosed prior to becoming a public company or that our quarterly reviews will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

With a limited public market of our securities, and no current market makers, the Company may witness volatility and huge fluctuations in our stock price and the price may not be indicative of the Company’s performance and have a negative effect on the Company’s ability to raise capital or make acquisitions.

The Company’s common stock is quoted and traded on the Markets under the ticker symbol OGNT.PK and is thinly traded. Until such time that the Company receives approval from the Financial Industry Regulatory Authority (FINRA) to trade its shares on another platform, the stock may be sold or bought at varying prices that would make it difficult for potential investors and acquisition candidates to make a fair assessment of the Company’s valuation. As such, the Company may not be able to fairly negotiate acquisition transactions that are fair and equitable.

Item 1B. Unresolved Staff Comments

On February 15, 2008, we received a comment letter from the Staff of the SEC’s Division of Corporation Finance. The comments from the Staff were issued with respect to its review of (i) our General Form for Registration of Securities on Forms 10/A (File No. 000-52834) filed with the SEC on January 18, 2008. The Staff comments related to the adequacy of disclosures relating to Item 1, Business; Item 1A, Risk Factors; Item 2, Management’s Discussion and Analysis or Plan of Operations; Item 4, Security Ownership of Certain Beneficial Owners and Management; Item 5, Directors and Executive Officers; Item 6, Executive Compensation; Item 7, Certain Relationships and Related Transactions; Item 10, Recent Sales of Unregistered Securities; and the Consolidated Financial Statements. The Company will continue to respond to staff questions in a timely manner.

Item 2. Properties

The Company’s principal executive offices are located at 2910 Bush Drive, Melbourne, Florida, consisting of 2,200 square feet. This leased office space is used by the Company’s executive management team as well as the administrative staff. The Company entered into a five year lease at $4,000 per month effective June 1, 2007 which expires May 31, 2012.

The Company’s distribution facility for Zowy is located at 3815 North Cocoa Blvd, Suite 27, Cocoa, Florida. The office in Cocoa, Florida has an adjustable rate mortgage at 1% over the current index. The note is due on September 2010 with a current monthly payment of $1,573.39. The remaining balance as of December 31, 2007 was $129,835. The mortgage is secured by the building and an unconditional and continuing guarantee by its minority shareholder. The facility is a 2,400 square foot office and warehouse. All other subsidiaries operate from the Melbourne executive office. The Company has launched Epic Weapons formally into the market. With the anticipated delivery of its initial order of Frostmourne® Swords, the Company is considering additional options for storage and shipping site that would be adequate to operate this activity. The initial orders will be served out of the Cocoa facility, but the Company expects this to be inadequate for the expected growth.

During 2007, DCC maintained a 700 square foot office space at 380 Stan Drive, Melbourne, Florida under a month-by-month lease agreement in the amount of $600 per month. On March 1, 2008 DCC entered into a lease agreement with GAMI, LLC for a period of five years at the cost of $3,000 per month where DCC relocated to 2910 Bush Drive, Melbourne, Florida and occupies 1,012 square feet.

Location	Number of Employees	Adequacy of Site	Sole Occupants
2910 Bush Drive, Melbourne, Florida	3	Yes	No
380 Stan Drive, Melbourne, Florida (1)	2	No	No
3815 North Cocoa Blvd, Suite 27, Cocoa, Florida	3	Yes	Yes

1. DCC moved from this property on March 1, 2008 and relocated to 2910 Bush Drive, Melbourne, Florida.

Item 3. Legal Proceedings

On July 19, 2006, the Company filed a lawsuit against New Millenium Entrepreneurs, Inc., and Phoenixsurf.com, LLC, and various other individuals and parties claiming libel, slander, and conspiracy to injure business. The claim relates to consulting services provided by Organa Consulting Group, Inc., a wholly owned subsidiary of Organa Technologies Group, Inc., to PhoenixSurf.com, a so-called "Websurfing" business. The Company also has asked for injunctive relief, compensatory and punitive damages in excess of $1,000,000. The law suit was filed in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida. On September 19, 2007 the companies released the individual parties and filed for default judgment against New Millenium Entrepreneurs, LLC and Phoenixsurf.com, LLC. On October 10, 2007 the Company was awarded default judgment in its case against New Millenium Entrepreneurs, Inc., and Phoenixsurf.com, LLC. The Company is scheduled for a pre-trial conference on May 22, 2008 in preparation of determining damages to be awarded.

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Entrepreneurs, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $150,000 in Organa Technologies Group and seeks rescission of this investment. In addition, the lawsuit alleges contractual disputes and misappropriations of funds by Organa Consulting Group. The Company has responded to the complaint, has entered into third party claims against the individual owners of New Millenium Entrepreneurs, LLC and other interested parties, and believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit. Subsequently, the SEC filed charges on July 24, 2007 in the United States District Court for the Central District of California in Los Angeles, California against New Millenium Entrepreneurs, LLC, Phoenixsurf.com, LLC, and two of its officers and managing members. On August 10, 2007, a Final Judgment and Permanent Injunction were filed with the Court against New Millenium Entrepreneurs, LLC and Phoenixsurf.com, LLC. Counsel for the Company and the Company itself are unable to determine any damage liability or collectibility at the present time.

Item 4. Submission of Matters to a Vote of Securities Holders

Effective November 30, 2007 the Company initiated a one-for-four forward split of its common stock through unanimous consent of its Board of Directors and majority consent of it Shareholders through a written consent of approval as authorized in its corporate Bylaws.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information. The Company’s common stock is traded under the ticker symbol OGNT.PK and with no current market makers is thinly traded. The price of the stock on December 31, 2007 was $0.16 per share. The Company has paid no dividends. On November 26, 2007 the Company became fully reporting under the SEC. The Vertical Group, Inc., has submitted an application to FINRA for listing of the stock on the OTC Bulletin Board. The FINRA reference number is 20080122550.

On November 1, 2007, the Company authorized a 1:4 forward split whereby total issued shares became 28,870,264 and the shares available for trading after completion of the appropriate Rule 144K registrations is 2,870,264. On November 26, 2007, the Company became fully reporting under the SEC. On February 20, 2008 the Company filed with FINRA to affect the 1:4 forward split. The Company has mandated a return of the original OGTG certificate in order to be issued a new certificate with the new shares total. The Company has paid no dividends. The following chart demonstrates the high and low stock sales prices during the respective quarters (does not reflect the 1:4 forward split):

	2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Annual

High	$0.95	$1.00	$0.375	$0.10	$1.00
Low	$0.01	$0.10	$0.10	$0.10	$0.01

	2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Annual

High	$0.10	$1.00	$0.30	$0.3125	$1.32
Low	$0.10	$0.01	$0.01	$0.0125	$0.01

(b) Dividend Distributions. We do not intend to distribute dividends to stockholders in the foreseeable future.

(c) Securities authorized for issuance under equity compensation plans. On December 18, 2007 the Company’s Board of Directors authorized and established a 2007 Stock Option Plan in which it can issue up to 4,000,000 share of common stock. No stock options had been granted as of December 31, 2007. In 2008, the Company granted 3,185,000 options that vest according to the following schedule:

2009	2010	2011	2012	2013
1,045,000	870,000	870,000	200,000	200,000

Penny Stock

Our common stock is considered "penny stock" under the rules the SEC under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks In the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Item 6. Selected Financial Data

None

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Organa Technologies Group, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

The Company is a holding company that currently operates five wholly-owned subsidiaries; Hurricane Host, Inc., an entity which provides Internet web hosting and Voice over Internet Protocol (VOIP) services, Davinci’s Computer Corp., an entity which provides hardware and software computer system solutions and services, Gateway Internet Services Corporation, an entity which provides on-line payment processing through ACH and other banking solutions, Game2Gear, Inc., an entity that provides online product registration of replica weapons, Epic Weapons, Inc, which manufactures, designs, and sells replica weapons, and two majority-owned subsidiaries; Zowy Media, Incorporated, doing business as Swordsonline and WeaponMasters, which provide Internet purchasing of swords and weapon memorabilia, and Organa Consulting Group, Inc., an entity which provides web design services, hardware and software installation and training, and other Internet related consulting services. For further information review the “Business Background” Section of this Form 10-K.

OVERVIEW:

The Company, through its subsidiaries, provides technology-based solutions and consulting, computer hardware and software solutions, Internet-based retail sales, and other ancillary services.

The Company currently evaluates financial performance in three segment; Retail Sales, Internet Services, and Hardware and Software. The following diagram identifies the company’s associated with the respective segment.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 TO THE YEAR ENDED DECEMBER 31, 2006

Results of Operations

Overview

Total revenues decreased to $1,143,158 for the year ended December 31, 2007 from $1,483,816 for the year ended December 31, 2006. The decrease of $340,658 or 23% is a direct result of the decrease in revenue by our Internet Services Division. The Company’s Internet Services Division decreased revenue by $593,362 while the Computer Hardware and Software Division and Retail Sales Division increased revenue by $63,467 and $266,085, respectively.

	Internet Retail Sales		Computer Hardware and Software Sales		Internet Services		Corporate		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	436,735	170,650	175,903	112,436	530,520	1,123,882	-	76,848	1,143,158	1,483,816
Cost of Sales	356,011	133,099	44,102	36,385	321,998	294,502	-	34,769	722,111	498,755
Gross Profit	80,724	37,551	131,801	76,051	208,523	829,380	-	42,078	421,047	985,061
Operating Expenses	98,444	86,228	96,077	67,993	151,996	477,199	248,134	160,375	594,652	791,795

Income (Loss) From Operations	(17,721)	(4,677)	35,724	8,058	56,527	352,181	248,134	(118,296)	(173,604)	193,266

Revenues and the percent of consolidated revenue for the year ended December 31, 2007, by segment, are as follows: Retail Sales Division, $436,735 (38%), Computer Hardware and Software Division $175,903 (15%) and Internet Services Division $530,520 (47%).

Overall cost of sales was $722,111 and $498,755 for the years ended December 31, 2007 and 2006, respectively. As a percent of revenue, the cost of sales increased from 34% to 63%, for the year ended December 31, 2006 as compared to the year ended December 31, 2007.  The increase is primarily due to overall increase in sales by our Retail Sales Division directly (which has a higher cost of goods), in conjunction with the decrease in sales from our Internet Services Division (which typically has a lower cost of goods).

The cost of sales and the percent of consolidated cost of sales for the year ended December 31, 2007, by segment, are as follows: Retail Sales Division, $356,011 (49%), Computer Hardware and Software Division $44,102 (6%) and Internet Services Division $321,998 (45%).

Gross profit was $421,047 and $985,061 for the years ended December 31, 2007 and 2006, respectively. As a percent of revenue, gross profit was 37% and 66% for the years ended December 31, 2007 and 2006, respectively.

Total operating expenses decreased to $594,651 for the year ended December 31, 2007 from $791,795 for the year ended December 31, 2006. This $197,144 or 24.9% decrease was primarily attributable to operating expenses associated with Internet Services Division ($325,263) while increasing corporate operating expenses.

The operating expenses and the percent of consolidated operating expenses for the year ended December 31, 2007, were contributed as follows: Retail Sales Division, $98,444 (17%), Computer Hardware and Software Division, $96,077 (16%), Internet Services Division, $151,996 (25%), and Corporate, $248,134 (42%).

Retail Sales Division

Weaponmasters (the only revenue generating activity in the Internet Retail Sales for 2006 and 2007) revenue increased from $170,650 to $436,735 (increase of $266,085) for the years ended December 31, 2006 and 2007, respectively. The increase of 155.9% is related to the Company reporting revenue for the entire year in 2007 versus a partial year (time of acquisition) in 2006.

Cost of sales increased from $133,099 to $356,011 (increase of $222,912) for the years ended December 31, 2006 and 2007 respectively. The increase of 167.5% is related to (i) the Company reporting revenue for the entire year in 2007 versus a partial year (time of acquisition) in 2006; (ii) increased shipping cost; and (iii) and the incorporation of our pricing module that is more cost competitive and in line with industry standards.

Operating expenses increased from $86,228 to $98,444 (increase of $12,216) for the years ended December 31, 2006 and 2007, respectively. The increase of 14.2% is related to the Company reporting revenue for the entire year in 2007 versus a partial year (time of acquisition) in 2006 and the development cost expensed under Epic for the development of the Frostmourne™ Sword ($44,000).

Loss from operations increased from a net loss of ($4,677) to a net loss of ($17,721) for the years ended December 31, 2006 and 2007, respectively. The increase was due primarily to the increase, as a percentage, of the cost of sales and the cost attributed to Epic. While revenues increased 155.9%, cost of sales increased 167.5%. The Company expensed $44,000 in work associated with the development of the Frostmourne™ Sword in 2006.

Computer Hardware and Software Division

Davinci’s Computer Corp (the only revenue generating activity in the Computer Hardware and Software Sales Division for 2006 and 2007) revenue increased from $112,436 to $175,903 (increase of $63,467) for the years ended December 31, 2006 and 2007, respectively. The increase of 56.4% is related to the Company reporting revenue for the entire year in 2007 versus a partial year (time of acquisition) in 2006.

Cost of sales increased from $36,385 to $44,102 (increase of $7,717) for the years ended December 31, 2006 and 2007 respectively. The increase of 21.2% is related to (i) the Company reporting revenue for the entire year in 2007 versus a partial year (time of acquisition) in 2006; (ii) and the incorporation of our pricing module that is more cost competitive and in line with industry standards; and (iii) an increase in the proportion of revenue generated from services with little or no direct costs as compared to product sales.

Operating expenses increased from $67,993 to $96,077 (increase of $28,084) for the years ended December 31, 2006 and 2007, respectively. The increase of 41.3% is related to the Company reporting revenue for the entire year in 2007 versus a partial year (time of acquisition) in 2006.

Income from operations increased from $8,058 to $35,724 for the years ended December 31, 2006 and 2007, respectively. The increase of 343.3% was due primarily to the decrease, as a percentage, of the cost of sales.

Internet Services Division

Revenue attributed to the Internet Services Division was $530,520 (46.4% of total consolidated revenue) in 2007 as compared to $1,123,882 (75.7% of total consolidated revenue) in 2006 (52.8% decrease in division revenues).

The Internet Services Division includes Hurricane Host, Organa Consulting Group, and Gateway Internet Services. HH accounted for $441,520 (38.6% of the Company’s overall revenue) and $320,849 (21.6% of the Company’s overall revenue) in revenue for 2007 and 2006, respectively. OCG accounted for $803,033 (54.1% of the Company’s overall revenue) in revenue in 2006. OCG accounted for less than 8% of the Company’s revenue in 2007.

Operating expenses and the percent of consolidated operating expenses for the year ended December 31, 2006 and December 31, 2007, respectively, for HH was $97,610 (12.3%) and $93,278 (15.7%) of the overall operating expenses and 20.5% and 61.4% of the operating expenses of the Internet Services Division segment. The operating expenses and the percent of consolidated operating expenses for the year ended December 31, 2006 for OCG was $379,589 (47.9%) of the overall operating expenses and 79.5% of the operating expenses of the Internet Services Division segment.

Corporate

The income derived from corporate in 2006 was directly related to revenue generated from the instant messaging services initially provided by the Company. The Company recognized no revenue for this segment in 2007 and has terminated the instant messaging services.

The operating expenses and the percent of consolidated operating expenses for the year ended December 31, 2006 and December 31, 2007, respectively, for corporate headquarters was $160,375 (20.3%) and $248,134 (41.7%) of the overall operating expenses. The increase in operating expenses is primarily due to the increase of staff to support overall operations, and the research and development of additional products and services.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a working capital surplus of $15,026. Net loss was $181,038 for the year ended December 31, 2007. The Company generated a negative cash flow from operations of $94,811 for the year ended December 31, 2007. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss, increase in accounts receivables, $11,663, inventory, $35,815, and prepaid expenses and other assets, $83,119, offset by the decrease in due from related party, $57,928, and increases in accounts payable and accrued expenses, $156,166.

Cash flows used in investing activities for the year ended December 31, 2007 consisted of the acquisition of $22,397 of equipment.

Cash flows provided by financing activities for the year ended December 31, 2007 was $135,094 primarily due to the issuance of preferred stock.

The Company had a net increase in cash of $17,886 for the year ended December 31, 2007 compared to an increase of $8,365 for the year ended December 31, 2006.

By adjusting its operations and development to work within the Company’s financing and budget, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months. However, if thereafter, the pricing of the products or services the Company sells increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in the southeast and central United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition

•	Product Warranty Reserve

•	Inventories

•	Allowance for uncollectible accounts

•	Goodwill impairment

•	Fair value of Stock-based compensation

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.  However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment.  Revenue for these transactions is recognized only when:

•	Title and risk of ownership have passed to the customer;
•	The Company has obtained a written fixed purchase commitment;
•	The customer has requested in writing the transaction be on a bill and hold basis;
•	The customer has provided a delivery schedule;
•	All performance obligations related to the sale have been completed;

The remittance terms for these “bill and hold” transactions are consistent with all other sales by the Company.

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

Product Warranty Reserve

Currently, the Company offers limited warranties, dependent on the product and/or service provided. The products from Zowy and Epic carry the manufacturers’ warrant. DCC offers a ninety day warranty on service. No other warranties are available. In the future, when the company deems warranty reserves are appropriate, such costs will be accrued to reflect anticipated warranty costs.

Inventories

We value our inventories, which consists of products acquired from third parties at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in the Company's core business, current aging, and current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision would be recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Allowance for Uncollectible Accounts

While the company does not offer product purchases on credit, it will from time-to-time offer terms on services provided. As such, we are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. These requirements are also determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of December 31, 2007 and 2006, such allowances were not deemed necessary under existing circumstances.

Goodwill Impairment

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.

Fair Value of Stock-based Compensation

Under its Year 2007 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company adopted SFAS 123(r), Share-Based Payments, in the first quarter of fiscal 2006. Prior to fiscal 2006, the Company had adopted the disclosure-only provision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, which permitted the Company to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

The provisions of SFAS 123(r) require the Company to estimate the fair value of each option grant and employee stock purchase plan. The Company uses the Black-Scholes option pricing model to estimate these fair values. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the life of its stock options by applying the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Board of Directors
Organa Technologies Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Organa Technologies Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organa Technologies Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Additionally, as of December 31, 2007, the Company has a working capital deficiency. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
April 14, 2008

ORGANA TECHNOLOGIES GROUP, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31,

		Restated
	2007	2006

ASSETS
Current Assets
Cash	$37,089	$19,203
Accounts Receivable	14,673	3,010
Due From Related Party	283,689	341,617
Prepaid Expenses	59,728	-
Inventory	54,815	19,000

Total Current Assets	449,994	382,830
Property, Plant and Equipment, Net	235,305	223,046

Goodwill	241,543	241,543
Other Assets	47,991	24,600

Total Assets	$974,833	$872,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes Payable, Current Portion	$220,837	$229,721
Capitalized Leases, Current Portion	3,066	-
Accounts Payable and Accrued Expenses	208,400	54,006
Accrued Payroll	2,665	893

Total Current Liabilities	434,968	284,620

Long-Term Liabilities
Notes Payable	153,311	154,608
Capitalized Leases	17,409	-
Total Long-Term Liabilities	170,720	154,608

Total Liabilities	605,688	439,228

Minority Interest	55,764	63,172

Stockholders' Equity
Preferred Stock
Series A Convertible Preferred Stock, voting; $1.00 par value; 5,000,000 shares authorized; 130,000 shares issued and outstanding at December 31, 2007	130,000	-
Common Stock
$.0001 par value, 100,000,000 shares authorized, 28,870,264 shares issued and outstanding at December 31, 2007; $.01 par value, 9,000,000 shares authorized, 7,217,566 shares issued and outstanding at December 31, 2006	80,200	80,200
Additional Paid-in Capital	2,071,724	2,076,924
Accumulated Deficit	(1,968,543)	(1,787,505)
Total Stockholders' Equity	313,381	369,619
Total Liabilities and Stockholders' Equity	$974,833	$872,019

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Operations and Deficit
For the Years Ended December 31,

		Restated
	2007	2006

Sales	$1,143,158	$1,483,816

Cost of Sales	722,111	498,755

Gross Profit	421,047	985,061

Operating Expenses	594,651	791,795

Income (Loss) From Operations	(173,604)	193,266

Other Income / (Expense)	(14,842)	(2,424)

Income (Loss) Before Minority Interest	(188,446)	190,842

Minority Interest in Subsidiary	7,408	(59,672)

Net Income (Loss)	$(181,038)	$131,170

Net Income (Loss) Per Share:

Basic and diluted based upon 28,870,264 basic weighted average shares outstanding and 28,880,593 fully diluted weighted average shares outstanding	$(0.01)
Basic and diluted based upon 22,059,232 weighted average shares outstanding		$0.01

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

		Series A	Additional	Retained	Total
	Common	Preferred	Paid-in	Earnings	Shareholders'
	Stock	Stock	Capital	(Deficit)	Equity

Balance, January 1, 2006 - Restated	$55,200	$-	$1,851,924	$(1,918,675)	$(11,551)

Issuance of 500,000 shares of common stock for purchase of subsidiary	5,000		45,000		50,000
Issuance of 1,000,000 shares of common stock for purchase of subsidiary	10,000		90,000		100,000
Issuance of 1,000,000 shares of common stock for purchase of subsidiary	10,000		90,000		100,000
Net Income	-		-	131,170	131,170

Balance, December 31, 2006 - Restated	$80,200	$-	$2,076,924	$(1,787,505)	$369,619

Issuance of 130,000 shares of preferred stock		130,000			130,000
Commissions on sale of preferred stock			(5,200)		(5,200)
Net Loss				(181,038)	(181,038)

Balance, December 31, 2007	$80,200	$130,000	$2,071,724	$(1,968,543)	$313,381

Note:	In April 2006, the outstanding shares were reduced by a reverse split of 100:1. In October 2007, the outstanding shares were increased by a forward split of 1:4.

See accompanying independent auditors report and notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

		Restated
	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$(181,038)	$131,170
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used In Operating Activities:
Depreciation and Amortization	10,138	2,038
Minority Interests in Subsidiaries	(7,408)	59,672
Changes in Assets and Liabilities, Net of Acquisitions:
Accounts Receivable	(11,663)	(3,010)
Due From Related Party	57,928	(341,617)
Prepaid Expenses	(59,728)	-
Inventory	(35,815)	-
Other Assets	(23,391)	(24,600)
Accounts Payable and Accrued Expenses	156,166	47,164
Net Cash Used In Operating Activities	(94,811)	(129,183)

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	(22,397)	-
Cash Received from Acquired Business	-	10,518

Net Cash Provided By (Used In) Investing Activities	(22,397)	10,518

Cash Flows From Financing Activities:
Issuance of Capitalized Lease	21,588	-
Repayment of Capitalized Lease	(1,113)	-
Issuance of Preferred Stock	130,000	-
Commissions Paid on Sale of Preferred Stock	(5,200)	-
Issuance of Notes Payable	-	150,000
Repayment of Notes Payable	(10,181)	(22,970)

Net Cash Provided by Financing Activities	135,094	127,030
Net Increase in Cash	17,886	8,365
Cash at Beginning of Year	19,203	10,838
Cash at End of Year	$37,089	$19,203

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$43,032	$7,927
Taxes Paid	$-	$-

Supplemental Schedule of Noncash Investing Activities:

The Company acquired 100% of Davinci's Computer Corp. on June 1, 2006 for $50,000 of the Company's common stock. On October 1, 2006, the Company acquired 80% of Zowy Media, Incorporated for $200,000 of the Company's common stock. In conjunction with the acquisitions, the net assets acquired and liabilities assumed are as follows:

Fair value of net assets acquired		$249,031
Goodwill		241,543
Minority Interest in Subsidiary		(3,507)
Liabilities assumed		(237,067)
Common Stock issued		$250,000

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

Organa Technologies Group, Inc. (“OTG” or the “Company”), was formerly known as Integrity Messenger Corporation (“IMC”), a Delaware corporation formed in 2002. In October 2005, the Board approved a name change to Organa Technologies Group, Inc. Reference to OTG will include the period prior to the name change when the Company was IMC.

The Company was organized as a vehicle to enter into various Internet business combinations seeking customers through Internet product sales and Internet services. The company is a management company that has acquired several technology based businesses.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hurricane Host, Inc. (“HH”), Gateway Internet Services Corporation (“GIS”), Davinci’s Computer Corp. (“DCC”), and Game2Gear, Inc. (“G2G”), and its majority-owned subsidiaries, Organa Consulting Group, Inc. (“OCG”), Zowy Media, Incorporated (“Zowy”) and its subsidiary, Epic Weapons, Inc. (“Epic”).

Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax position upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year. While the Company is currently assessing the potential effect of FIN 48, it does not anticipate any impact to beginning retained earnings in fiscal year 2008.

In accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. To date there has been no impairment of the Company’s long-lived assets.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with financial institutions insured by the FDIC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of customers to whom the Company sells and that a substantial amount of the company’s revenues are paid for prior to the products being shipped or services provided. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history. As of December 31, 2007 and 2006, no allowance for doubtful accounts was deemed necessary.

Impairment of Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of Series A convertible preferred stock at December 31, 2007. Dilutive common stock equivalent shares are not utilized when the effect is anti-dilutive.

Revenue Recognition

The Company recognizes revenue on our products in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, (which superseded Staff Accounting Bulletin No. 101) “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product or services has occurred, the sales price to the buyer is fixed or determinable and collectibility is reasonably assured. We accrue a provision for estimated returns concurrent with revenue recognition.

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments as divisions based on how management internally evaluates separate financial information, business activities and management responsibility. The Company segments and the subsidiaries associated with each segment are as follows:

Retail Sales	Computer Hardware and Software	Internet Services
Zowy Media, Incorporated	Davinci's Computer Corp.	Hurricane Host, Inc.
Epic Weapons, Inc.		Organa Consulting Group, Inc.
Game2Gear, Inc.		Gateway Internet Services, Inc.

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

In connection with subsequent reviews of the Company’s financial statements for the year ended December 31, 2006 and prior, certain errors were discovered. These errors were associated with 1) the Company’s recognition of goodwill associated with the acquisition of Zowy Media, Incorporated and its subsidiary, Epic Weapons, Inc. and the reporting of its subsequent results of operations and 2) the proper recognition and recording of transactions for years prior to the current reporting periods with Avante Holding Group, Inc. "Avante" (See Note 7 - Related Parties).

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

The acquisition of Zowy Media, Incorporated was on October 1, 2006. The adjustments required for transactions related to AHG include years prior to 2007 and are reflected in an adjustment to beginning retained earnings as of January 1, 2006 and to operations for the year ended December 31, 2006. The financial statements for the year ended December 31, 2006 were required to be restated. The Company was not a reporting entity until November 26, 2007, therefore quarterly 2007 statements have not been published.

The following table presents the impact of the financial statement misclassifications on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2006.

	December 31, 2006
	As		As
	Reported	Adjustments	Restated
Assets
Current Assets
Cash	$19,203	$-	$19,203
Accounts Receivable	-	3,010	3,010
Due From Related Party	311,078	30,539	341,617
Inventory	19,000	-	19,000

Total Current Assets	349,281	33,549	382,830

Property, Plant and Equipment, Net	223,046	-	223,046

Goodwill	191,752	49,791	241,543
Other Assets	49,600	(25,000)	24,600

Total Assets	$813,679	$58,340	$872,019

Liabilities
Current Liabilities
Notes Payable, Current Portion	$229,175	$546	$229,721
Accounts Payable and Accrued Expenses	79,998	(25,992)	54,006
Accrued Payroll	-	893	893

Total Current Liabilities	309,173	(24,553)	284,620

Long-Term Liabilities
Notes Payable	154,949	(341)	154,608
Total Long-Term Liabilities	154,949	(341)	154,608

Total Liabilities	464,122	(24,894)	439,228

Minority Interest	101,483	(38,311)	63,172

Stockholders' Equity
Common Stock	80,200	-	80,200
Minority Interest	10,000	(10,000)	-
Additional Paid-in Capital	1,670,300	406,624	2,076,924
Accumulated Deficit	(1,512,426)	(275,079)	(1,787,505)

Total Stockholders' Equity	248,074	121,545	369,619

Total Liabilities and Stockholders' Equity	$813,679	$58,340	$872,019

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

	For the Year Ended December 31, 2006
	As		As
	Reported	Adjustments	Restated

Sales	$1,483,816	$-	$1,483,816

Cost of Sales	450,867	47,888	498,755

Gross Profit	1,032,949	(47,888)	985,061

Operating Expenses	636,197	155,598	791,795

Income (Loss) From Operations	396,752	(203,486)	193,266

Other Income / (Expense)	(7,927)	5,503	(2,424)

Income (Loss) Before Minority Interest	388,825	(197,983)	190,842

Minority Interest in Subsidiary	(101,490)	41,818	(59,672)

Net Loss	$287,335	$(156,165)	$131,170

NOTE 3 – ACQUISITIONS AND NEW SUBSIDIARIES FORMED

Integrity Messenger Corporation

Integrity Messenger Corporation (“IMC-FL”), a Florida corporation, was formed in 2002. On January 1, 2004, OTG acquired 100% of the stock of IMC-FL in exchange for 60,000,000 shares of common stock.

Hurricane Host, LLC

On April 1, 2004, OTG acquired 100% of the membership units of Hurricane Host, LLC (“HH”) for $50,000. HH, a Texas limited liability company, was originally formed in 2003. HH merged with Hurricane Host, Inc. (“HH-FL”), a Florida corporation.

Organa Consulting Group, Inc.

On October 25, 2005, OTG acquired 80% of Organa Consulting Group, Inc. (“OCG”), a Florida corporation, for $800. The minority interest of 20% in OCG is owned by Avante Holding Group, Inc. (“AHG”).

Gateway Internet Services Corporation

On April 20, 2006, Gateway Internet Services Corporation (“GIS”), a Florida corporation, was formed as a subsidiary of the Company. GIS will work parallel with its customer, Render Payment Corporation (“RPC”). RPC is the payment processor whereas GIS has the technology to provide secure processing of payments from individuals through bank wires and ACH processing for select Internet clients. As of December 31, 2007, GIS was an inactive subsidiary.

NOTE 3 – ACQUISITIONS AND NEW SUBSIDIARIES FORMED - continued

Davinci’s Computer Corp.

On June 1, 2006, OTG acquired Davinci’s Computer Corp. (“DCC”) of Florida for 500,000 shares of the Company’s common stock valued at $.10 per share at the time of the transaction. DCC provides computer consulting services to select clients throughout the state of Florida.

In accordance with SFAS No. 141, “Business Combinations”, the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to DCC’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the activity of the acquired company at May 31, 2006:

STATEMENT of OPERATIONS for the Period JANUARY 1 - MAY 31, 2006:

Sales	$55,520
Cost of Sales	12,555
Gross Profit	42,965
Operating Expenses	77,493
Income from Operations	(34,528)
Income Before Taxes	$(34,528)

The purchase price of DCC was $50,000. The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$-
Property, plant and equipment	-
Goodwill	55,571
Total assets acquired	55,571
Current liabilities	5,571
Long-term debt	-
Total liabilities assumed	5,571
Net assets acquired	$50,000

Zowy Media, Incorporated

On October 1, 2006, OTG acquired 80% of Zowy Media, Incorporated (“Zowy”) and its subsidiary, Epic Weapons, Inc. (f/k/a Epic Weapons, LLC) (“Epic”), all of Florida, for 2,000,000 shares of OTG common stock, valued at $.10 per share at the time of the transaction. Zowy operates an Internet website (www.swordsonline.com and www.weaponmasters.com) for the marketing and selling of various products. Zowy operates under the dba Weaponmasters. Epic has an agreement with Blizzard Entertainment® to market certain licensed products (initially the Frostmourne™ Sword) related to the World of Warcraft® computer games.

In accordance with SFAS No. 141, “Business Combinations”, the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Zowy’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. The following table summarizes the activity of the acquired company at September 30, 2006:

NOTE 3 – ACQUISITIONS AND NEW SUBSIDIARIES FORMED - continued

STATEMENT of OPERATIONS for the Period JANUARY 1 - SEPTEMBER 30, 2006:

Sales	$429,748
Cost of Sales	155,235
Gross Profit	274,513
Operating Expenses	256,834
Income from Operations	17,679
Income Before Taxes	$17,679

Note: Income Taxes are not recorded as the company was a S Corporation from January 1 - September 30, 2006.

The purchase price of Zowy was $200,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$29,519
Property, plant and equipment	225,083
Goodwill	185,972
Total assets acquired	440,574
Current liabilities	82,108
Long-term debt	154,959
Minority interest	3,507
Total liabilities assumed	240,574
Net assets acquired	$200,000

Game2Gear, Inc.

On December 18, 2006, Game2Gear, Inc. (“G2G”), a Florida corporation, was formed as a subsidiary of the Company. G2G is a technology based solution that may be offered to various business verticals enabling vendors to internally and externally track and process inventory more efficiently, create industry specific and regulatory mandated security requirements and/or compliance protocols establishing a unique product identification method that would be embedded into a product allowing businesses to provide better customer service and secure its marketplace from fraudulent and unlicensed products.

NOTE 4 – BALANCE SHEET DETAILS

Property and equipment consist of the following:

	Useful	December 31,
	Life	2007	2006

Building	30	$209,000	$209,000
Land		20,000	20,000
Computer equipment	3	2,657	1,847
Equipment	5	24,428	2,841
		256,085	233,688
Less: accumulated depreciation		(20,780)	(10,642)
Net property and equipment		$235,305	$223,046

Depreciation expense was $10,138 and $2,038 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 – BALANCE SHEET DETAILS - continued

Other assets consist of the following:

	December 31,
	2007	2006

Tooling (a)	$29,367	$19,500
Design (a)	17,111	5,100
Patents	1,513	-
Net property and equipment	$47,991	$24,600

(a) Related to the Epic Weapons, Inc. contract with Blizzard Entertainment®.

Notes payable consists of the following:

	December 31,
	2007	2006

PhoenixSurf.com, LLC (Organa Consulting Group, Inc.), principal, 7% interest per annum, convertible to common stock when, for 10 consecutive days, the Company's stock is trading at $3.00 or higher.	$150,000	$150,000
Coastal Bank (Zowy Media, Incorporated), adjustable rate mortgage at 9.25% per annum. Due September 2010. Current monthly payment of $1,292. Note secured by mortgage and an unconditional and continuing guarantee by a minority shareholder.	154,565	155,962
LHI Cocoa Corp. (Zowy Media,Incorporated), 9% interest for 24 months amortized over 20 years. Due August 2007.	28,877	29,290
Washington Mutual (Zowy Media, Incorporated), business line of credit, interest at 11.25%.	40,706	49,077
	374,148	384,329
Less: Current portion	220,837	229,721
Total long-term debt	$153,311	$154,608

NOTE 5 – COMMITMENTS

The Company leases a laser engraver from Avante Leasing Corporation, a subsidiary of Avante (see Note 7 - Related Parties). The terms of the agreement include a 5 year term, 19.4% interest, with a $2,159 purchase price at the end of the term. The lease expires on July 1, 2012. Monthly lease payments are $565.

The Company leases office space in Melbourne, Florida from GAMI, LLC (“GAMI” - See Note 7 - Related Parties). The terms of the agreement are monthly payments of $4,000 expiring May 31, 2012. There are two renewable five year extensions.

Future minimum lease obligations are as follows:

2008	$56,052
2009	54,780
2010	54,780
2011	54,780
2012	23,955

Total Lease Obligations	$244,347

Total rent expense under non-cancelable operating leases was $35,632 and $4,452 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 – BUSINESS SEGMENTS

The Company operates primarily in four segments: retail sales, computer hardware and software sales, Internet services and corporate.

Information concerning the revenues and operating income for the years ended December 31, 2007 and 2006, and the identifiable assets at December 31, 2007 and 2006 for the four segments in which the Company operates are shown in the following table:

	Year Ended
	December 31,
	2007	2006

OPERATING REVENUE
Retail Sales	$436,735	$170,650
Computer Hardware and Software	175,903	112,436
Internet Services	530,520	1,123,882
Corporate	-	76,848

Consolidated Totals	$1,143,158	$1,483,816

INCOME (LOSS) FROM OPERATIONS
Retail Sales	$(17,720)	$(48,677)
Computer Hardware and Software	35,724	8,058
Internet Services	56,526	352,181
Corporate	(248,134)	(118,296)

Consolidated Totals	$(173,604)	$193,266

IDENTIFIABLE ASSETS
Retail Sales	$337,792	$268,126
Computer Hardware and Software	50,828	9,144
Internet Services	54,781	353,143
Corporate	289,889	63

Consolidated Totals	$733,290	$630,476

DEPRECIATION AND AMORTIZATION
Retail Sales	$10,138	$2,038
Computer Hardware and Software	-	-
Internet Services	-	-
Corporate	-	-

Consolidated Totals	$10,138	$2,038

NOTE 7 – RELATED PARTIES

OTG and Avante entered into a Consulting Agreement in October 2006 to provide corporate guidance, financial and accounting services. As compensation, AHG received $8,000 per month in 2006. Under this agreement Avante has the unilateral authority to hire additional personnel required to perform investor relations, financial administration, and executive guidance and request reimbursement from OTG on a reimbursable expense basis. The term of this agreement is for three years with one additional automatic three-year extension. Avante is a company primarily owned and controlled by Michael W. Hawkins. Avante is a significant shareholder of the Company.

In the transaction of OTG acquiring Zowy; 40% was acquired from Avante and 40% from GAMI with the remaining 20% being held by the former owner of Zowy Media, Incorporated, Titus Blair. Both Avante and GAMI are related parties, since the majority shareholder of OTG controls these companies. Prior to the acquisition, Avante had a Consulting Agreement with Zowy to provide corporate guidance, financial and accounting services. As compensation, Avante received $10,000 per month prior to the acquisition. As a condition to the acquisition, effective October 1, 2006, the Avante Consulting Agreement with Zowy was terminated. The OTG Consulting Agreement was modified to increase the monthly compensation from $8,000 to $10,000, the amount previously paid by Zowy.

On October 5, 2005, a Settlement Agreement was made between OTG and Avante regarding the approximately $812,000 debt owed by OTG to Avante. The debt was issued in exchange for working capital and for unpaid contractual consulting fees. In the Settlement Agreement, OTG issued 400,000,000 common shares of OTG at the current market value of $.001, or $40,000, in lieu of the approximately $812,000 in debt. This transaction, even though not an arms length transaction, was at an exchange rate of $20 to $1 therefore, it would be considered favorable to the Company.

On August 1, 2007, Avante Leasing Corporation, a wholly-owned subsidiary of Avante, leased a laser engraver to Zowy Media, Incorporated. The terms of the agreement include a five year term, 19.4% interest, with a 10% purchase price at the end of the period. This transaction was completed as the acquisition and financing of the laser engraver required the financial guarantee of Avante and Michael W. Hawkins. As of December 31, 2007, the balance due to Avante Leasing Corporation under this Agreement was $20,475.

On June 1, 2007, the Company entered into a triple net lease agreement with GAMI. Monthly rent is $4,000 which is at fair market value. GAMI, LLC is a company owned and controlled by Michael W. Hawkins, a majority shareholder of the Company, and his wife.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2004, the Company acquired all of the assets of IMC-FL in exchange for 60,000,000 shares of its common stock.

In January and February 2004, the Company completed a private placement of 11,500,000 shares of its common stock under Regulation D, Section 504.

The Company learned in the Fall of 2006 that in April 2004, 250,000 shares of common stock were issued in error by the Company’s then Transfer Agent to a shareholder who had claimed to have lost its stock certificate, but had in fact sold the shares. After an internal investigation and reconciliation, the Company identified this error and reconciled the lost shares. The Company’s board of directors determined that the cost associated with further action against the shareholder and the transfer agent was greater than adjusting the books and records to accept the erroneous shares. The Company dismissed its transfer agent after the improper issuance was discovered.

On October 5, 2005, the Company amended its Articles of Incorporation to 900,000,000 common shares and 50,000,000 blank check preferred shares authorized.

On October 5, 2005, the Company entered into a Settlement Agreement with Avante whereby all debt owed to Avante, of approximately $812,000, was converted into 400,000,000 common shares of IMC with a market value of $.0001 at the time of the conversion. The valuation of $40,000 was substantially lower than the obligation to Avante. This transaction was not an arms length transaction as the directors of OTG are also officers and minority shareholders of Avante. This transaction was completed as needed to facilitate the Company’s plans for future transactions that would increase the Company’s revenue and profits.

On April 11, 2006, the Company’s shareholders authorized an amendment to its Certificate of Incorporation to effect a 1:100 reverse stock split. All share and per share amounts have been adjusted for this reverse stock split. An additional 66 shares were issued as part of the roundup of fractional shares.

On July 1, 2006, the Company acquired Davinci’s Computer Corp. a Florida Corporation for 500,000 shares of the Company’s common stock valued at $.10 per share at the time of the transaction.

On September 10, 2007, the Company identified that during the conversion from IMC to OTG, 5,000 shares were erroneously issued and have been subsequently cancelled.

On October 1, 2006, the Company acquired 80% of Zowy Media, Incorporated, a Florida Corporation, in exchange for 2,000,000 shares of its common stock. The minority interest of Zowy is owned by Titus Blair.

On October 15, 2007, the Company filed an amendment to its Articles of Incorporation to authorize 100,000,000 shares of common stock, $0.0001 par value per share, 45,000,000 shares of blank check preferred stock, $0.0001 par value, and 5,000,000 shares of series A preferred stock at $1.00 par value per share.

On November 1, 2007, the Company authorized a 1:4 forward split whereby total issued shares will be 28,870,264 and the shares available for trading after completion of the appropriate Rule 144K registrations is 2,870,264.

Each of the stock issuances described above, with the exception of the 504 offering, was effected in private transaction exempt from registration under the Securities Act of 1933, as amended, Section 4(2). No commissions were paid to anyone in connection with these transactions and no solicitation was made by the Company in connection therewith. All entities or persons receiving shares were believed to be “accredited” investors as that term is defined under Regulation D. The persons receiving the stock under the Rule 504 offering are

NOTE 8 – STOCKHOLDERS’ EQUITY - continued

currently being investigated by the SEC, NASD, and U.S. Postal Services with four associated individuals believed to have pled guilty to an illegal “pump and dump” scheme. Management has cooperated fully with the authorities involved in this ongoing investigation.

Current management believes the initial Rule 504 offering was placed through Rim Rock, LLC and Cold Springs, LLC. The offering is believed to have been made in full compliance with the Rule.

Preferred Stock

On November 1, 2007, the Company engaged Dinosaur Securities, LLC to act as Placement Agent to assist it in raising up to $5,000,000 under a Confidential Private Placement Memorandum (PPM) for Epic. As part of the PPM the Company has authorized 5,000,000 shares of Series A preferred stock of OTG. Under the PPM each purchase of one unit at a cost of $10,000 is entitled to receive in exchange for 10,000 shares of Series A preferred stock and a 0.04% royalty for each FrostmourneTM Sword sold during its lifetime. As an aggregate, Epic will pay up to 20% royalties to the Series A Preferred Shareholders. The preferred shares are convertible to the Company’s common stock on a one-for-one basis at any time by the preferred shareholder. At December 31, 2007, 130,000 preferred Series A shares were issued and outstanding and Dinosaur Securities has been paid $5.200 for its services.

NOTE 9 – STOCK OPTION PLAN

Under its 2007 Stock Option Plan (the “Plan”), the Company has the authority to grant stock options for a fixed number of shares to employees, directors, and consultants with an exercise price not lower than the fair market value at the date of grant. The Company adopted SFAS 123(r), Share-Based Payments, in the first quarter of fiscal 2006. In accordance with the provisions of SFAS 123(r), the Company will recognize compensation expense related to outstanding options granted under the 2007 Plan. No options were granted in 2007.

There are 4,000,000 unissued options under the 2007 Stock Option Plan at December 31, 2007. Subsequently, 3,185,000 options were granted in March, 2008.

NOTE 10 – EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS Is based upon the weighted average number of common and common equivalent shares outstanding during the year which assumes conversion of the Company’s convertible preferred stock. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	For the Year Ended December 31,
	2007	2006

Numerator for basic income (loss) per share, as reported	$(181,038)	$131,170
Preferred stock dividends	-	-
Income (loss) for basic EPS calculations	$(181,038)	$131,170

Effect of dilutive securities, as reported
Interest on convertible debt	-	-

DILUTED INCOME (LOSS) FOR EPS CALCULATIONS	$(181,038)	$131,170

WEIGHTED AVERAGE NUMBER OF SHARES FOR BASIC EPS	28,870,264	22,059,232

Effect of dilutive securities, as reported
Convertible Preferred Stock	10,329	-
WEIGHTED AVERAGE NUMBER OF SHARES FOR DILUTED EPS	28,880,593	22,059,232

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.01

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.01

NOTE 11 – INCOME TAXES

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

	For the Year Ended
	December 31,
	2007	2006

Tax expense (benefit) at the statutory rate of 35%	$(65,956)	$66,795
State income taxes, net of federal income tax	-	-
Change in valuation allowance	65,956	(66,795)

Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Deferred tax assets:
Net operating loss carryforward – through December 31, 2005	$671,536
Less tax expense – 2006	(66,795)
Net operating loss carryforward at December 31, 2006	$604,741
Total deferred tax assets	$604,741
Net operating loss carryforward – 2007	65,956
Less valuation allowance	(670,697)
Total net deferred tax assets at December 31, 2007	$0

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2005, 2006 and 2007 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $688,989 as of December 31, 2007.

At December 31, 2007, the Company had remaining net operating losses carryforward available for United States tax purposes of $1,916,286. The remaining carryforward expires in various years through 2027.

NOTE 12 – LEGAL PROCEEDINGS

On July 19, 2006, the Company filed a lawsuit against New Millenium Entrepreneurs, Inc., and Phoenixsurf.com, LLC, and various other individuals and parties claiming libel, slander, and conspiracy to injure business. The claim relates to consulting services provided by Organa Consulting Group, Inc., a wholly owned subsidiary of Organa Technologies Group, Inc., to PhoenixSurf.com, a so-called "Websurfing" business. The Company also has asked for injunctive relief, compensatory and punitive damages in excess of $1,000,000. The law suit was filed in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida. On September 19, 2007 the companies released the individual parties and filed for default judgment against New Millenium Entrepreneurs, LLC and Phoenixsurf.com, LLC. On October 10, 2007 the Company was awarded default judgment in its case against New Millenium Entrepreneurs, Inc., and Phoenixsurf.com, LLC. The Company is scheduled for a pre-trial conference on May 22, 2008.

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Entrepreneurs, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $150,000 in Organa Technologies Group and seeks rescission of this investment. In addition, the lawsuit alleges contractual disputes and misappropriations of funds by Organa Consulting Group. The Company has responded to the complaint, has entered into third party claims against the individual owners of New Millenium Entrepreneurs, LLC and other interested parties, and believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit. Subsequently, the SEC filed charges on July 24, 2007 in the United States District Court for the Central District of California in Los Angeles, California against New

NOTE 12 – LEGAL PROCEEDINGS - continued

Millenium Entrepreneurs, LLC, Phoenixsurf.com, LLC, and two of its officers and managing members. On August 10, 2007, a Final Judgment and Permanent Injunction were filed with the Court against the New Millenium Entrepreneurs, LLC. Counsel for the Company and the Company itself are unable to determine any damage liability or collectibility at the present time.

NOTE 13 – SUBSEQUENT EVENTS

On March 1, 2008, the Company granted 3,185,000 stock options to eleven employees, directors, and related parties.

On March 1, 2008, DCC entered into a lease agreement with GAMI, LLC for a period of five years at the rate of $3,000 per month. DCC relocated to 2910 Bush Drive, Melbourne, Florida. DCC was previously located at 380 Stan Drive, Melbourne, Florida.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures .    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors currently consists of five members, two of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who will serve at the discretion of the Board of Directors.

Board of Directors and Executive Officers

Under our charter, our directors are divided into two classes. Each class of directors holds office for a two-year term. However, the initial members of the two classes have initial terms of one year. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the last month of the year following the year of their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

Directors

Information regarding the Board of Directors is as follows:

NAME	AGE	POSITION	HELD POSITION SINCE
Gina L. Bennett (1)	39	Chairman, Chief Executive Officer	2006
Bruce Harmon (1)	49	Director (3)	2006
Willis Kilpatrick (2)	46	Director	2007
Steves Rodriguez (2)	36	Director, Audit Chairman	2007
Dean Droumbalas (2)	32	Director	2007

(1) Term expires 2008.
(2) Term expires 2009.
(3) Resigned as Interim Chief Financial Officer on February 19, 2008.

The address for each director is c/o Organa Technologies Group, Inc., 2910 Bush Drive, Melbourne, Florida 32935

Executive Officers Who Are Not Directors

Information regarding our executive officers who are not directors is as follows:

NAME	AGE	POSITION	HELD POSITION SINCE
John S. Wittler	49	Chief Financial Officer, Organa Technologies Group, Inc. (1)	2008

(1) Appointed on February 19, 2008.

The address for each executive officer is c/o Organa Technologies Group, Inc., 2910 Bush Drive, Melbourne, Florida 32935

Biographical Information

Directors and Executive officers

Gina L. Bennett, Chairman and Chief Executive Officer (CEO). Ms. Bennett provided governance and oversight during the past two years (August 2005) through Avante Holding Group, Inc., a management firm. Ms. Bennett assumed the role of Chief Executive Officer in May 2006. Ms. Bennett has been a member of the Board of Directors since October 2005. She was elected as Chairman of the Board in May 2006. Prior to working with Avante Holding Group, Inc., she was the Chief Compliance Officer for Legacy for Life (September 2003 to August 2005) where she managed all Regulatory requirements with the FDA, FCC, FTC, and International Agencies. From March 2002 to September 2003 Ms. Bennett was a corporate para-legal with Rotech Medical Corporation (provider and distributor of durable medical equipment), which rolled out of bankruptcy as Rotech Healthcare, Inc., Ms. Bennett is a Director for Accelerated Building Concepts Corporation (ABCC.OB). Ms. Bennett has a B.S. degree in Legal Studies from Nova Southeastern University. Ms. Bennett has served on the Space Coast Red Cross Board of Directors from 2004 to 2006. She is also an active member of the Haven House and March of Dimes.

John S. Wittler, Chief Financial Officer. Mr. Wittler is a CPA and brings over twenty-seven years of financial management, audit and consulting experience to the company. For the past three and a half years, Mr. Wittler was a senior manager with the international consulting firm of Control Solutions International, where he managed and performed engagements for Sarbanes-Oxley 404 compliance, internal audits and Quality Assessment Reviews for medium and large publicly held companies.  From 1999 through 2002, Mr. Wittler was a project management consultant for UPS Supply Chain Solutions, where he was responsible for the design and implementation of global, integrated financial systems. Prior to 1999, Mr. Wittler has served as CFO or controller for several logistics, telecommunications, and manufacturing companies and was an Audit Manager with Ernst & Young.  He holds a B.S. degree in Accounting from Ball State University.

Bruce Harmon, Director and Interim Chief Financial Officer (CFO) (through February 19, 2008). Mr. Harmon has during the past five years served as Chief Financial Officer for SinoFresh HealthCare, Inc. (SFSH.OB, a pharmaceutical company) from September 2002 to September 2003 prior to completion of a reverse merger with a publicly-traded entity, Alternative Construction Technologies, Inc. (ACCY.OB, a manufacturer of structural insulated panels) from October 2004 to December 2007, and Accelerated Building Concepts Corporation (ABCC.OB, a manufacturer of modular concrete buildings) from January 2006 to date. He is a Director for the Company (serving as Audit Chairman for all activity through 2007), a Director and Audit Chairman of ABCC.OB, and a Director for Alternative Construction Technologies. He holds a B.S. degree in Accounting from Missouri State University.

Dean Droumbalas, Director. Mr. Droumbalas has been a senior level executive of Countrywide Home Loans (a mortgage company) since 2002. He holds the position of regional vice president in the central Florida area and currently manages a staff of over 170 employees. He has experience in finance management, sales and technology. He is a graduate of Worcester Polytechnic Institute of Worcester, Massachusetts with a Bachelor of Science degree in electrical and computer engineering.

Willis Kilpatrick, Director. Mr. Kilpatrick is currently the managing member of South Residential Enterprises, LLC (a residential developer), a Delaware Limited Liability Company where he has, for the past five years, overseen residential development projects in Mississippi. He is a licensed Pharmacist working with the Indian Reservation hospitals in and around Philadelphia, Mississippi. He has served as a Consultant and Board Member for several publicly-traded and privately-held companies. He is a graduate from the University of Mississippi.

Steves Rodriguez, CPA, Director. Mr. Rodriguez is currently a Partner with London & Co., LLP, Certified Public Accountants, where he has been employed for the past fifteen years. His clients have included many of the largest commercial production companies in Beverly Hills and in show business, restaurants, distributors, manufacturers, retail companies and celebrities including: musical artists, television actors, and directors. Services provided by his firm include business management, consultancy, taxes, mergers and acquisition, corporate structuring, tax planning and more. His offices are located in Santa Monica, CA and a satellite office in New York, NY. He holds a B.S. degree in Accounting from California State University Northridge.

Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Committees of the Board of Directors

Audit Committee

Bruce Harmon serves as the chairman of the Audit Committee through the filing of the Company’s Form 10-K. Steves Rodriguez, CPA, will serve as chairman of the Audit Committee after that point. Additionally, Dean Droumbalas serves as an independent audit committee member. The audit committee is responsible for overseeing all of our financial and legal and regulatory compliance functions, including matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The audit committee is also responsible for aiding our Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. When appropriate, the Board of Directors and audit committee will utilize the services of an independent valuation firm to help them determine the fair value of these securities.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee members are Willis Kilpatrick and Dean Droumbalas. The nominating and corporate governance committee is responsible for identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our board of directors or a committee of the board, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. Willis Kilpatrick serves as the chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee considers nominees properly recommended by our stockholders. The Nominating and Corporate Governance Committee will consider qualified director nominees recommended by stockholders when such recommendations are submitted in accordance with the Company’s governing documents and any applicable law, rule or regulation regarding director nominations. When submitting a nomination to the Company for consideration, a stockholder must provide certain information that would be required under applicable Commission rules, including the following minimum information for each director nominee: full name, age and address; principal occupation during the past five years; current directorships on publicly held companies and private companies; number of shares of Company common stock owned, if any; and, a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected by the stockholders.

Compensation Committee

The Compensation Committee members are Dean Droumbalas, Willis Kilpatrick, and Steve Rodriguez. Mr. Droumbalas serves as chairman of the Compensation Committee. The Compensation Committee reviews and recommends to the full board for approval the compensation paid by us to our officers.

Item 11. Executive Compensation.

The following table shows information regarding the compensation received by the Directors and Officers for the fiscal year ended December 31, 2007.

Officers and Directors Compensation Table

				Long Term
Annual Compensation (1)				Compensation Award
Name and Principal	Fiscal			Securities	All Other
Position	Year	Salary	Bonus	Underlying Options	Compensation
Gina Bennett (2) (6)	2007	$12,000	$-	-	$-
Chairman and CEO	2006	$-	$-	-	$-
Christian Rishel (3)	2006	$226,671	$-	-	$-
Bruce Harmon (5) (6)	2007	$12,000	$-	-	$-
Director and Interim CFO	2006	$-	$-	-	$-
Jayson Benoit (4)	2006	$92,630	$-	-	$-
Dean Droumbalas (6)	2007	$-	$-	-	$-
Director	2006	$-	$-	-	$-
Steves Rodriguez (6)	2007	$-	$-	-	$-
Director	2006	$-	$-	-	$-
Willis Kilpatrick (6)	2007	$-	$-	-	$-
Director	2006	$-	$-	-	$-

1	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the Named Executive Officer.
2	Compensation paid was paid through Avante Holding Group, Inc.
3	Mr. Rishel left the services of the Company on June 30, 2006.
4	Mr. Benoit services ended on June 30, 2006 .
5	Mr. Harmon received no direct compensation for the services provided in 2006. Mr. Harmon was compensated through the Administrative Consulting Agreement. Mr. Harmon resigned February 19, 2008.
6	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.

Effective November 26, 2007, the independent directors receive an annual fee of $4,000. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended, including each telephonic committee or board meeting attended. In addition, each Committee Chairman receives an annual fee of $1,000 for their additional services in these capacities. In addition, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers. Upon the effective registration of the Company, the Independent Directors have the option to receive up to half of the annual compensation in shares of our common stock; the other half is paid in shares of our common stock. At any time that the market price of our common stock is less than the net asset value per share, the amounts paid to directors will be in cash. To this date no director has received stock as compensation for their services.

Prior to 2007, officers of the Company received a salary. In fiscal 2007, as no officer dedicated 100% of their time to the Company, compensation was based upon consulting fees related to performance. The Compensation committee has elected to place the Chief Executive Officer and Chief Financial Officer on a salary basis for 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are currently 59 shareholders of the Company’s stock as the following table sets forth certain information regarding the beneficial ownership of our shares of voting common stock as of December 31, 2007 by: (i) each director, (ii) each Named Executive Officer, (iii) all directors and officers as a group, and (iv) any person who is known by the Company to be the beneficial owner of more than five percent of the common stock outstanding. Beneficial ownership means sole or shared voting power or investment power with respect to a security. Unless otherwise noted, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

	Amount and Nature of
Name and Address of Beneficial Owner (1) (2)	Beneficial Ownership	Percent
Gina Bennett, Chairman and CEO	-	-
John S. Wittler, CFO	-	-
Bruce Harmon, Director and Interim CFO	-	-
Jason Dieterle, General Manager	2,010,000	6.96%
Dean Droumbalas, Director	-	-
Willis Kilpatrick, Director	20,000	0.07%
Steves Rodriguez, Director	-	-
GAMI, LLC (3)	4,000,000	13.85%
Avante Holding Group, Inc. (3)	20,000,000	69.27%
All directors and executive officers as a group (6 persons)	20,000	0.07%

(1) Unless otherwise noted, the address of each person or entity listed is c/o Organa Technologies Group, Inc., 2910 Bush Drive, Melbourne, FL 32935.
(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community propery laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3) GAMI, LLC is owned by Michael and Ioanna Hawkins Revocable Living Trust. 99.8% of Avante Holding Group, Inc. is owned by GAMI, LLC. The natural person to vote and dispose of assets of GAMI, LLC is Michael W. Hawkins.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

Management Services

Pursuant to the terms of a Consultant Services Agreement with Avante Holding Group, Inc., our Chief Executive Officer, subject to the overall supervision of our Board of Directors, serves as our Administrative Consultant and manages the day-to-day financial accounting and compliance-related operations of, and provides all administrative management services to the Company. Avante is a majority shareholder of the Company (69.2%). Avante is controlled by Michael W. Hawkins, its Chairman and Chief Executive Officer. Thomas G. Amon, corporate counsel for the Company, serves as an advisor to Avante providing legal services on an hourly fee basis. Under the terms of the Consultant Services Agreement, the Consultant provides:

•	Financial Oversight and Recordkeeping

•	Executive Guidance

•	Investor Relations and Awareness

Expenses

The compensation of all Consultant professionals and other employees of the Administrative Consultant, when and to the extent engaged in providing business advisory and management services under the business management agreement, as well as the routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Administrative Consultant and not by the Company. The Company will bear all other costs and expenses of its operations and transactions, including, without limitation, those relating to:

(a) general expenses of the Company: organization and offering expenses; fees and expenses of the independent directors, including, without limitation, the fees and expenses of any counsel, employees, experts or advisors thereof; fees and expenses of the Board of Director’s Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee and other committees of the Company (if any), including, without limitation, the fees and expenses of any counsel, employees, experts or advisors thereof; the Company’s fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; expenses in connection with calculating the Company’s net asset value (including, without limitation, the cost and expenses of any independent valuation firm); transfer agent and custodial fees; federal, state and local taxes; independent auditors and outside legal costs;

(b) expenses related to the Company’s business: expenses incurred by the Administrative Consultant payable to third parties, including, without limitation, agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s business and performing due diligence on its prospective portfolio companies; interest payable on, and fees associated with, debt, if any, incurred to finance the Company’s business; business advisory and management fees payable to the Administrative Consultant; transaction costs and other expenses of Company business, including, without limitation, broker-dealer commissions, costs of any trading firms as described in the business management agreement and costs of any hedging activities on behalf of the Company; and fees, including, without limitation, indemnification payments permissible under applicable law, payable to third parties, including, without limitation, agents, consultants, finders, business bankers or other advisors, relating to, or associated with, evaluating and making business; and

(c) expenses related to the administrative services provided to the Company: amounts payable under the Consultant Services Agreement.

Duration and Termination

The Consultant Services Agreement with Avante Holding Group, Inc was renegotiated and entered into on October 31, 2006. Prior to October 31, 2006 the Company had a Consultant Service Agreement with Avante Holding Group, Inc., that was terminated when the new contract was renegotiated in October 31, 2006. The current Agreement will remain in effect for three years initially, and thereafter will automatically extend for one additional three year period, provided that such continuance is not cancelled at least 90 days in advance by (a) the vote of the Company’s Board of Directors, or by the vote of a majority of the outstanding voting securities of the Company and (b) the vote of a majority of the Company’s directors who are not parties to the agreement or interested persons of any such party. The agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the Administrative Consultant. The agreement will automatically terminate in the event of its assignment. The Company believes that the terms and conditions of our Consultant Services Agreement are comparable and consistent within the industry and would be consistent with an unaffiliated party.

Consultant Services

Pursuant to the terms of a Consultant Services Agreement, the Consultant will, subject to the overall supervision of our Board of Directors, act as Consultant of the Company, and will furnish, or arrange for others to furnish, the administrative services, personnel and facilities necessary for the operation of the Company as set out in the agreement. Under the agreement, the Consultant will provide the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the Consultant, subject to review by the Board of Directors, will from time to time determine to be necessary or useful to perform its obligations under the agreement. The Consultant will also, on behalf of the Company, conduct relations with custodians, depositories, transfer agents, accountants, attorneys, underwriters, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. The Consultant will make reports to the directors of its performance of obligations under the agreement and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company as it determines to be desirable; provided that nothing in the agreement will be construed to require the Consultant to, and the Consultant will not in its capacity as Consultant, provide any advice or recommendation relating to the securities and other assets that the Company should purchase, retain or sell or any other business advisory services to the Company.

The Consultant will be responsible for the financial and other records that the Company is required to maintain and will prepare reports to stockholders, and reports and other materials filed with the SEC or state securities commissions or other regulatory bodies, to the extent required. The Consultant will, on the Company’s behalf, offer to provide and, upon receipt by the Consultant or the Company of an acceptance of such offer, will provide, significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. In addition, the Consultant will assist the Company in determining and publishing the Company’s net asset value (and, in connection therewith, overseeing the performance where applicable of third party valuation experts), overseeing the preparation and filing of the Company’s tax returns, and the printing and dissemination of reports to stockholders of the Company, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

In full consideration of the provision of the services of the Consultant, the Company shall reimburse the Consultant for the costs and expenses incurred by the Consultant in performing its obligations and providing personnel and facilities under the Consultant Services Agreement.

Certain costs and expenses are required by the Consultant Services Agreement to be borne by the Company. In addition, in full consideration of the provision of the services of the Consultant under the Consultant Services Agreement, the Company shall reimburse the Consultant for the costs and expenses incurred by the Consultant in performing its obligations and providing services and facilities under the Consultant Services Agreement. Such costs and expenses include, but are not limited to: costs of preparing and filing reports or other documents required by the SEC or any other applicable regulatory agency; costs of any reports, proxy statements or other notices to stockholders, including, without limitation, printing costs; direct costs and expenses of administrative services, including, without limitation, secretarial and other staff, printing, mailing, long distance telephone, copying; the Company’s allocable portion of the Consultant’s overhead in performing its obligations under the Consultant Services Agreement, including, without limitation, rent and the allocable portion of the cost, if any, of the Company’s chief compliance officer, chief financial officer, controller/treasurer general counsel and their respective staffs; and all other expenses incurred by the Company or the Consultant in connection with administering the Company’s business, including, without limitation, federal and state registration fees; offerings of the Company’s common stock and other securities and all costs of registration and listing the Company’s shares on any securities exchange.

Indemnification

The Consultant Services Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Consultant’s duties or by reason of the reckless disregard of the Consultant’s duties and obligations, the Consultant (and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Consultant, including, without limitation, its general partner and the Administrative Consultant), are entitled to indemnification from the Company for any damages, loss, liabilities, costs and expenses (including, without limitation, judgments, fines, reasonable attorneys’ fees and expenses, and amounts reasonably paid or to be paid in settlement) incurred by such persons in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including, without limitation, an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Consultant’s duties or obligations under the Consultant Services Agreement or otherwise as an Administrative Consultant of the Company. The Company shall, upon the request of a party entitled to indemnification under the Consultant Services Agreement and to the extent legally permissible, advance amounts in connection with its indemnification obligation; provided, however, that if it is later determined that such party was not entitled to be indemnified, then such party shall promptly reimburse the Company for all advanced amounts.

Gina L. Bennett, the Company’s Chairman and Chief Executive Officer, was an employee of Avante Holding Group, Inc., majority owner of the Company through February 28, 2008. Effective March 1, 2008, Ms. Bennett became an employee of the Company.

Bruce Harmon, the Company’s Interim Chief Financial Officer until his resignation on February 19, 2008, is currently an employee of Avante Holding Group, Inc.

Related Transactions not Covered under the Consulting Agreement

In the transaction of OTG acquiring Zowy; 40% was acquired from Avante and 40% from GAMI with the remaining 20% being held by the former owner of Zowy, Titus Blair. Both Avante and GAMI are related parties, since the majority shareholder of OTG controls these companies.

On October 5, 2005, a Settlement Agreement was made between OTG and Avante regarding the approximate $812,000 debt owed by OTG to Avante. In the Settlement Agreement, OTG issued 400,000,000 common shares of OTG at the current market value of $.001, or $40,000, in lieu of the approximately $812,000 in debt. This transaction, even though not an arms length transaction, was at an exchange rate of $20 to $1 therefore, it would be considered beneficial for the Company.

On June 1, 2007, the Company entered into a triple net lease agreement with GAMI, LLC. Monthly rent is $4,000 which is at fair market value. The Company’s rents its principal executive offices are located at 2910 Bush Drive, Melbourne, Florida. This leased office space is used by the Company’s executive management team as well as the administrative staff. The Company entered into a five year lease at $4,000 per month effective June 1, 2007 which expires May 31, 2012. The lease has two five year renewable options. The Company believes the terms and conditions are consistent to the work requirements and industry standards for any unaffiliated third party.

On June 30, 2006, the Company executed a Note Receivable with Avante for $250,000. The terms of the note are 7% interest, accrued throughout the term of the note, and payable on June 30, 2007. On September 30, 2006 the Company entered into a Revolving Credit Agreement with the Avante for up to $500,000. In addition, Avante entered into a revolving credit agreement with the Company for up to $500,000.

Effective October 1, 2006, Consulting Services Agreement was modified to increase the monthly compensation from $8,000 to $10,000.

On August 1, 2007, Avante Leasing Corporation, a wholly-owned subsidiary of Avante, leased a laser engraver to Zowy Media, Incorporated. The terms of the agreement include a five year term, 19.4% interest, with a 10% purchase price at the end of the period. This transaction was completed as the acquisition and financing of the laser engraver required the financial guarantee of Avante and Michael W. Hawkins. As of December 31, 2007, the balance due to Avante Leasing Corporation under this Agreement was $20,475.

On March 1, 2008, DCC entered into a lease agreement with GAMI, for a period of five years at the rate of $3,000 per month. DCC relocated to 2910 Bush Drive, Melbourne, Florida. DCC was previously located at 380 Stan Drive, Melbourne, Florida.

Director Independence

The Board of Directors currently consists of five members, three of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act and qualify as Independent Directors. The Independent Directors include Willis Kilpatrick, Dean Droumbalas, and Steves Rodriguez.

Item 14. Principal Accounting Fees and Services.

The Company currently pays $45,000 per year for its annual audit and Form 10-K review and $7,000 per quarter for a financial review and Form 10-Q review.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Item 8. Financial Statements and Supplementary Data.

Exhibits

See the Exhibit Index following the signature page of this Annual Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Gina L. Bennett	April 14, 2008
Gina L. Bennett, Chief Executive Officer	Date

/s/ John S. Wittler	April 14, 2008
John S. Wittler, Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gina L. Bennett	April 14, 2008
Gina L. Bennett, Chairman of the Board	Date

/s/ Steves Rodriguez	April 14, 2008
Steves Rodriguez, Director	Date

/s/ Bruce Harmon	April 14, 2008
Bruce Harmon, Audit Committee Chairman, Director	Date

/s/ Willis Kilpatrick	April 14, 2008
Willis Kilpatrick, Director	Date

/s/ Dean Droumbalas	April 14, 2008
Dean Droumbalas, Director	Date

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1)	Any annual report to security holders covering the registrant’s last fiscal year; and
(2)	Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company.*

3.2	Amended Certificate of Incorporation of the Company on January 14, 2004.*

3.3	Amended Certificate of Incorporation of the Company on June 3, 2005.*

3.4	Amended Certificate of Incorporation of the Company on October 5, 2005.*

3.5	Amended Certificate of Incorporation of the Company on April 6, 2006.*

3.6	Amended Certificate of Incorporation of the Company on April 12, 2006.*

3.7	By-laws of the Company.*

3.8	Amended Certificate of Incorporation on October 17, 2007.**

10.1	Administrative Consultant Agreement*

10.2	Settlement Agreement with Avante Holding Group, Inc.*

10.3	Rental Agreement with GAMI, LLC*

10.4	Form of Agreement for Licensee With Epic Weapons**

10.5	Convertible Promissory Note with Phoenixsurf.com (New Millennium Entrepreneurs, LLC)**

10.6	Revolving Credit Agreement From Avante Holding Group, Inc., dated September 30, 2006***

10.7	Revolving Credit Agreement to Avante Holding Group, Inc., dated September 30, 2006***

10.8	2007 Stock Option Plan***

10.9	Capital Lease Agreement for Engraving System***

21	List of Subsidiaries***

23.1	Consent of Independent Certified Public Accountants***

31.1	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

* Incorporated by reference from Form 10SB Registration Statement filed on September 27, 2007; Reg. No. 000-52834.

** Incorporated by Reference from Form 8-K filed on July 9, 2007.

*** Filed herewith.