Form 10-Q
period 2008-03-31
Organa Technologies Group, Inc.
filed 2008-05-15
CIK 1301180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AN EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number 000-52834

ORGANA TECHNOLOGIES GROUP, INC.
(Exact Name of Registrant as specified in its charter)

DELAWARE	02-0545879
(State of Incorporation)	(IRS Employer Identification Number)

2910 Bush Drive, Melbourne, FL	32935
(Address of Principal Executive Offices)	(Zip Code)

321-421-6652
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 31, 2008: 28,870,264 shares of the registrant’s common stock (no par value) were outstanding.

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts regarding Organa Technologies Group, Inc.’s (the “Company’s”) business strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives are forward looking statements. These forward-looking statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “hopes” or “certain” or the negative of these terms or other variations or comparable terminology.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements including, without limitation, the following: the future prospects for and growth of the Company and the industries in which it operates, the level of the Company’s future sales, customer demand and cost of raw materials, the Company’s ability to maintain its business model; the Company’s ability to retain and recruit key personnel; the Company’s ability to maintain its competitive strengths and to effectively compete against its competitors; the Company’s short-term decisions and long-term strategies for the future and its ability to implement and maintain such decisions and strategies, including its strategies: (i) to focus on entering into the design and manufacturing sectors., (ii) to focus on international and domestic product distribution through its internet services and retail segments of its business and (iii) to create a strong position in the marketplace as industry leaders within all business segments; the Company’s engaging in and ability to consummate future acquisitions; manufacturers’ ability to produce products to the Company’s specification on a timely basis; the impact of debt covenants on the Company’s flexibility in running its business and the effect of an event of default on the Company’s results of operations; the effect of interest rate fluctuations; the Company’s ability to manage its credit risk and accounts receivable; the timing and amounts of future capital expenditures and the Company’s ability to meet its needs for working capital including its ability to negotiate lines of credit; the Company’s ability to track technology trends to make good buy-sell decisions with respect to products; the effect of changes to the Company’s accounting policies and impact of evolving interpretation and implementation of such policies; the risk of litigation and claims against the Company; the impact of a change in the Company’s overall effective tax rate as a result of the Company’s mix of business levels in various tax jurisdictions in which it does business; the adequacy of the Company’s insurance coverage; the impact of a failure by third parties to manufacture our products timely or properly; the effect of seasonality on the Company’s business; and the Company’s ability to pass on increases in its costs of its components of its products and/or labor costs, including manufacturing costs, operating expenses and interest expense through increases in selling prices. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

Forward-looking statements are made only as of the date of this Form 10-Q and are based on management’s reasonable assumptions, however these assumptions can be wrong or affected by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

ITEM I. FINANCIAL STATEMENTS

ORGANA TECHNOLOGIES GROUP, INC.
Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash	$358,121	$37,089
Accounts Receivable	115,952	14,673
Due from Related Party	541,038	283,689
Prepaid Expense	72,481	59,728
Inventory	141,673	54,815

Total Current Assets	1,229,265	449,994
Property, Plant and Equipment, Net	317,386	235,305

Goodwill	241,543	241,543
Other Assets	55,463	47,991
Total Assets	$1,843,657	$974,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes Payable, Current Portion	$75,294	$220,837
Capitalized Leases, Current Portion	3,217	3,066
Accounts Payable and Accrued Expenses	328,412	208,400
Accrued Payroll	1,499	2,665
Deferred Revenue	546,164	-

Total Current Liabilities	954,586	434,968

Long-Term Liabilities
Notes Payable	302,979	153,311
Capitalized Leases	16,545	17,409
Total Long-Term Liabilities	319,524	170,720

Total Liabilities	1,274,110	605,688

Minority Interest	56,289	55,764

Stockholders' Equity
Preferred Stock
Series A Convertible Preferred Stock, voting: $1.00 par value; 5,000,000 shares authorized; 320,000 and 130,000 shares issued and outstanding, respectively	320,000	130,000
Common Stock
$.01 par value, 9,000,000 shares authorized, 28,870,264 shares issued and outstanding	80,200	80,200
Additional Paid-in Capital	2,071,724	2,071,724
Accumulated Deficit	(1,958,666)	(1,968,543)
Total Stockholders' Equity (Deficit)	513,258	313,381
Total Liabilities and Stockholders' Equity	$1,843,657	$974,833

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC.
Consolidated Statement of Operations and Deficit
For the Three Months Ended March 31,
(unaudited)

	2008	2007

Sales	$509,500	$234,618

Cost of Sales	255,600	124,298

Gross Profit	253,900	110,319

Operating Expenses	238,226	93,602

Income (Loss) From Operations	15,674	16,717

Other Income / (Expense)	(5,272)	(4,932)

Income (Loss) Before Minority Interest	10,402	11,786

Minority Interest in Subsidiary	525	(1,199)

Net Income (Loss)	$9,877	$12,985

Earnings Per Share:
Basic and diluted based upon 28,870,264 weighted average shares outstanding	$0.00	$0.00

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,
(unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$9,877	$12,985
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used In Operating Activities:
Depreciation and Amortization	3,968	3,712
Minority Interest	525	(1,199)
(Increase) Decrease In:
Accounts Receivable	(101,279)	(31,784)
Receivable from Related Parties	(257,350)	116,054
Prepaid Expense	(12,753)	-
Inventory	(86,858)	(812)
Other Assets	(7,472)	-
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	118,846	47,881
Deferred Revenue	546,164	-

Net Cash Provided by Operating Activities	213,669	146,837

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	(86,049)	(2,502)

Net Cash Used In Investing Activities	(86,049)	(2,502)

Cash Flows From Financing Activities:
Issuance of Preferred Stock	190,000	-
Repayment of Capitalized Lease	(713)	-
Issuance of Notes Payable	5,998	-
Repayment of Notes Payable	(1,873)	(136,705)

Net Cash Provided by (Used in) Financing Activities	193,412	(136,705)
Net Increase in Cash	321,032	7,630
Cash at Beginning of Period	37,089	19,203
Cash at End of Period	$358,121	$26,833

Supplemental Disclosure of Cash Flow Information:
Interest Expense	$2,587	$4,932
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company’s annual audited financial statement for the year ended December 31, 2007.

Organa Technologies Group, Inc. (“OTG” or the “Company”), was formerly known as Integrity Messenger Corporation (“IMC”), a Delaware corporation formed in 2002. In October 2005, the Board approved a name change to Organa Technologies Group, Inc. (“OTG”). Reference to OTG will include the period prior to the name change when the Company was IMC.

The Company operated as a profit center, providing instant messaging services and on-line gaming Voice Over Internet Protocol (“VOIP”) through its licensed software and appropriate computer servers. In addition, OTG operates an Internet based store for weapon replicas and collectibles, is a provider of hardware and software solutions and consulting services for Internet based businesses.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hurricane Host, Inc. (“HH”), Davinci’s Computer Corp. (“DCC”), Virtual ID, Inc. (“VID”), Gateway Internet Services Corporation (“GIS”), Game2Gear, Inc. (“G2G”), Epic Weapons, Inc. (“Epic”), and its majority-owned subsidiaries, Organa Consulting Group, Inc. (“OCG”), Zowy Media, Incorporated (“Zowy”).

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of Series A, Series B and Series C convertible preferred stock, convertible debentures, stock options and warrant common stock equivalent shares which are not utilized when the effect is anti-dilutive.

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

Internet Retail Sales	Computer Hardware and Software Sales	Internet Services
Zowy Media, Incorporated	Davinci's Computer Corp.	Hurricane Host, Inc.
Epic Weapons, Inc.		Organa Consulting Group, Inc.
Game2Gear, Inc.		Gateway Internet Services, Inc.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

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

The acquisition of Zowy Media, Incorporated was on October 1, 2006. The adjustments required for transactions related to AHG include years prior to 2007 and are reflected in an adjustment to beginning retained earnings as of January 1, 2006 and to operations for the year ended December 31, 2006. The financial statements for the year ended December 31, 2006 were required to be restated. The Company was not a reporting entity until November 26, 2007; therefore quarterly 2007 statements have not been published.

The following table presents the impact of the financial statement misclassifications on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2006.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS - continued

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

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

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

Organa Consulting Group, Inc.

On October 25, 2005, OTG acquired 80% of Organa Consulting Group, Inc. (“OCG”), a Florida corporation, for $800. The minority interest of 20% in OCG is owned by Avante Holding Group, Inc. (“AHG”). As no tangible assets or liabilities were acquired the full value was booked to Common Stock.

Gateway Internet Services Corporation

On April 20, 2006, Gateway Internet Services Corporation (“GIS”), a Florida corporation, was formed as a subsidiary of the Company. GIS will work parallel with its customer, Render Payment Corporation (“RPC”). RPC is the payment processor whereas GIS has the technology to provide secure processing of payments from individuals through bank wires and ACH processing for select Internet clients. As of December 31, 2006, GIS was an inactive subsidiary.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 3 – ACQUISITIONS AND NEW SUBSIDIARIES FORMED - continued

Davinci’s Computer Corp.

On June 1, 2006, OTG acquired Davinci’s Computer Corp. (“DCC”) of Florida for 500,000 shares of the Company’s common stock valued at $.10 per share at the time of the transaction. DCC provides computer consulting services to select clients throughout the state of Florida.

In accordance with SFAS No. 141, “Business Combinations”, the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to DCC’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. Goodwill, as the result of the net of assets and liabilities, was a negative therefore management determined that there would be no value associated with the acquired patents and the fixed assets acquired would be reduced on an equal basis by the negative goodwill thereby reducing goodwill to zero. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at May 31, 2006:

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

Zowy Media, Incorporated

On October 1, 2006, OTG acquired 80% of Zowy Media, Incorporated (“Zowy”) and its subsidiaries, Epic Weapons, Inc. (f/k/a Epic Weapons, LLC) (“Epic”), all of Florida, for 2,000,000 shares of OTG common stock, valued at $.10 per share at the time of the transaction. The minority interest in Zowy is owned by Titus Blair. On January 1, 2008, the minority interest in Epic was purchased by the Company for $10. Zowy operates an Internet website (www.swordsonline.com and www.weaponmasters.com) for the marketing and selling of various products. Zowy operates under the dba Weaponmasters. Epic has an agreement with Blizzard Entertainment® to market certain licensed products (initially the Frostmourne™ Sword) related to the Warcraft® game series.

In accordance with SFAS No. 141, “Business Combinations”, the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Zowy’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with any excess being ascribed to goodwill. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management’s estimate of fair values. Goodwill, as the result of the net of assets and liabilities, was a negative therefore management determined that there would be no value associated with the acquired patents and the fixed assets acquired would be reduced on an equal basis by the negative goodwill thereby reducing goodwill to zero. The following table summarizes the components of the purchase price and the activity and balance sheet of the acquired company at October 1, 2006:

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

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

Game2Gear, Inc.

On December 18, 2006, Game2Gear, Inc. (“G2G”), a Florida corporation, was formed as a subsidiary of the Company. G2G is a technology based solution that may be offered to various business verticals enabling vendors to internally and externally track and process inventory more efficiently, create industry specific and regulatory mandated security requirements and/or compliance protocols establishing a unique product identification method that would be embedded into a product allowing businesses to provide better customer service and secure its marketplace from fraudulent and unlicensed products. As of December 31, 2006, G2G was an inactive subsidiary.

Epic Weapons, Inc.

On January 1, 2008 the Company transferred ownership of Epic Weapons, Inc., from Zowy Media, Inc., to Organa Technologies Group, Inc.

NOTE 4 – BALANCE SHEET DETAILS

Inventory consist of the following:

	March 31,	December 31,
	2008	2007

Inventory	$141,673	$54,815

The inventory of Epic ($85,459) relates to the Frostmourne® Sword which was contracted to be manufactured internationally. Epic’s contract is for 5,000 swords. Zowy ($24,261), DCC ($20,316), and G2G ($11,637), account for the remaining inventory. The G2G inventory relates to the RFID Reader that will be sold in conjunction with the Frostmourne® Sword.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 3 – ACQUISITIONS AND NEW SUBSIDIARIES FORMED - continued

Property and equipment consist of the following:

	Useful		March 31,	December 31,
	Life		2008	2007
Building	30		$209,000	$209,000
Land			20,000	20,000
Capital Improvements	5		2,500	-
Computer equipment	3		2,657	2,657
Tooling	(a	)	50,800	-
Equipment	5		57,178	24,428
			342,135	256,085
Less: accumulated depreciation			(24,749)	(20,780)
Net property and equipment			$317,386	$235,305

(a) Amortized over 20,000 units.

Depreciation expense was $3,968 and $10,138 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

Other assets consist of the following:

	March 31,	December 31,
	2008	2007
Patents	$4,562	$1,513
Tooling (a)	-	29,367
Design (a)	50,901	17,111
Net other assets	$55,463	$47,991

(a) Related to the Epic Weapons, LLC contract with Blizzard Entertainment®.

Notes payable consists of the following:

	March 31,	December 31,
	2008	2007

PhoenixSurf.com, LLC (Organa Consulting Group, Inc.), principal, non-interest bearing, convertible to common stock when, for 10 consecutive days, the Company's stock is trading at $0.75 or higher.	$150,000	$150,000
Coastal Bank (Zowy Media, Incorporated), adjustable rate mortgage at 1% over the current index. Due September 2010. Current monthly payment of $1,573.39. Note secured by mortgage and an unconditional and continuing guarantee by Titus Blair.	154,262	154,565
LHI Cocoa Corp. (Zowy Media,Incorporated), 9% interest for 24 months amortized over 20 years. Due August 2007.	28,877	28,877
Washington Mutual (Zowy Media, Incorporated), business line of credit, interest at 11.25%.	45,134	40,706
Total long-term debt	378,273	374,148
Less: Current portion	75,294	220,837
Total long-term portion of debt	$302,979	$153,311

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 5 – COMMITMENTS

The Company leases a laser engraver from Avante Leasing Corporation, a subsidiary of AHG (see Note 7 – Related Parties). The terms of the agreement include a 5 year term, 19.4% interest, with a $2,159 purchase price at the end of the term. The lease expires on July 1, 2012. Monthly lease payments are $565.

OTG and DCC leases office space in Melbourne, Florida from GAMI, LLC (“GAMI” – See Note 7 – Related Parties). The terms of the agreement are monthly payments of $4,000 and $3,000, respectively, expiring May 31, 2012 and February 28, 2013, respectively. There are two renewable five year extensions.

Future minimum obligations for the above leases are as follows:

2008	$42,039
2009	54,780
2010	54,780
2011	54,780
2012	23,955

Total Lease Obligations	$230,334

Total rent expense under non-cancelable operating leases was $12,000 and $35,632 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

NOTE 6 – BUSINESS SEGMENTS

The Company operates primarily in three segments: retail sales, internet services and computer hardware and software.

Information concerning the revenues and operating income for the three months ended March 31, 2008 and 2007, and the identifiable assets for the five segments in which the Company operates are shown in the following table:

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 6 – BUSINESS SEGMENTS - continued

	Three Months Ended 2008	Year Ended 2007

OPERATING REVENUE
Internet Sales	$127,167	$436,735
Computer Hardware and Software	54,387	175,903
Retail Sales	327,946	530,520
Corporate	-	-

Consolidated Totals	$509,500	$1,143,158

INCOME (LOSS) FROM OPERATIONS
Internet Sales	$17,003	$(17,720)
Computer Hardware and Software	1,917	35,724
Retail Sales	121,539	56,526
Corporate	(130,057)	(248,134)

Consolidated Totals	$10,402	$(173,604)

IDENTIFIABLE ASSETS
Internet Sales	$76,996	$337,792
Computer Hardware and Software	48,163	50,828
Retail Sales	935,771	54,781
Corporate	541,184	289,889

Consolidated Totals	$1,602,114	$733,290

DEPRECIATION AND AMORTIZATION
Internet Sales	$-	$10,138
Computer Hardware and Software	-	-
Retail Sales	3,968	-
Corporate	-	-

Consolidated Totals	$3,968	$10,138

NOTE 7 – RELATED PARTIES

OTG and AHG entered into a Consulting Agreement in October 2006 to provide corporate guidance, financial and accounting services. As compensation, AHG received $8,000 per month in 2006. Under this agreement AHG has the unilateral authority to hire additional personnel required to perform investor relations, financial administration, and executive oversight and request reimbursement from OTG on a reimbursable expense basis. The term of this agreement is for three years with one additional automatic three-year extension. AHG is a company primarily owned and controlled by Michael W. Hawkins. AHG is a significant shareholder of the Company.

In the transaction of OTG acquiring Zowy; 40% was acquired from AHG and 40% from GAMI, LLC (“GAMI”) with the remaining 20% being held by the former owner of Zowy Media, Inc. Both AHG and GAMI are related parties, since the majority shareholder of OTG controls these companies. Prior to the acquisition, AHG had a Consulting Agreement with Zowy to provide corporate guidance, financial and accounting services. As compensation, AHG received $10,000 per month prior to the acquisition.

Effective October 1, 2007, the date of the acquisition of Zowy by OTG, the Zowy Consulting Agreement was terminated. The OTG Consulting Agreement was modified to increase the monthly compensation from $8,000 to $10,000, the amount previously paid by Zowy.

On October 5, 2005, a Settlement Agreement was made between OTG and AHG regarding the $812,000 debt owed by OTG to AHG. In the Settlement Agreement, OTG issued 400,000,000 common shares of OTG at the current market value of $.001, or $40,000, in lieu of the approximately $812,000 in debt. This transaction, even though not an arms length transaction; was at an exchange rate of $10 to $1 therefore, it would be considered fair and reasonable.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 7 – RELATED PARTIES - continued

On August 1, 2007, Avante Leasing Corporation, a wholly-owned subsidiary of Avante, leased a laser engraver to Epic Weapons, Inc. The terms of the agreement include a five year term, 19.4% interest, with a 10% purchase price at the end of the period. This transaction was completed as the acquisition and financing of the laser engraver required the financial guarantee of Avante and Michael W. Hawkins. As of March 31, 2008, the balance due to Avante Leasing Corporation under this Agreement was $4,522.00.

On June 1, 2007, the Company entered into a triple net lease agreement with GAMI, a related party previously discussed in Note 5. Monthly rent will be $4,000 which is at fair market value. GAMI is a company owned and controlled by Michael W. Hawkins, a majority shareholder of the Company, and his wife.

On March 1, 2008, DCC entered into a triple net lease agreement with GAMI, a related party previously discussed in Note 5. Monthly rent will be $3,000 which is at fair market value. DCC relocated to 2910 Bush Drive, Melbourne, Florida.

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

On November 1, 2007, the Company authorized a 1:4 forward split whereby total issued shares will be 28,870,264.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 8 – STOCKHOLDERS’ EQUITY - continued

Each of the stock issuances described above, with the exception of the 504 offering, was effected in private transaction exempt from registration under the Securities Act of 1933, as amended, Section 4(2). No commissions were paid to anyone in connection with these transactions and no solicitation was made by the Company in connection therewith. All entities or persons receiving shares were believed to be “accredited” investors as that term is defined under Regulation D. The persons receiving the stock under the Rule 504 offering are currently being investigated by the SEC, NASD, and U.S. Postal Services with four associated individuals believed to have pled guilty to an illegal “pump and dump” scheme. Management has cooperated fully with the authorities involved in this ongoing investigation.

Current management believes the initial Rule 504 offering was placed through Rim Rock, LLC and Cold Springs, LLC. The offering is believed to have been made in full compliance with the Rule.

On March 1, 2008, the Company granted 3,185,000 stock options to eleven employees, directors and related parties.

NOTE 9 – LEGAL PROCEEDINGS

On July 19, 2006, the Company filed a lawsuit against New Millenium Entrepreneurs. Inc., and Phocnixsurf.com, LLC, and various other individuals and parties claiming libel, slander, and conspiracy to injure business. The claim relates to consulting services provided by Organa Consulting Group, Inc., a wholly owned subsidiary of Organa Technologies Group, Inc., to PhocnixSurf.com, a so-called "websurfing" business which ceased operations in July 2006. The Company also has asked for injunctive relief, compensatory and punitive damages in excess of $1,000,000. The law suit was filed in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida. On September 19, 2007, the Company released the individual defendants quid filed for a default judgment against New Millenium Entrepreneurs, LLC and Phoenixsurf.com, LLC which was granted on August 10, 2007. The Company is scheduled to attend a pretrial hearing on May 22, 2008 in order to set a date for determining the damages it is to be granted. The Company has not yet determined how the award will be split between the defendants.

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Entrepreneurs, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $150,000 in Organa Technologies Group and seeks rescission of this investment. In addition, the lawsuit alleges contractual disputes and misappropriations of funds by Organa Consulting Group. The Company has responded to the complaint, has entered into third party claims against the individual owners of New Millenittm Entrepreneurs, LLC and other interested parties. The Company believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit. On July 24, 2007, the Securities and Exchange Commission filed charges in the United States District Court for the Central District of California in Los Angeles. California against New Millenitun Entrepreneurs, LLC, Phoenixsurf.com, LLC, and two of its officers and managing members. On August 10, 2007, a Final Judgment and Permanent Injunction were entered against these parties, with damages to be assessed at a future date.

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2008 the Company received its initial 105 Frostmourne Swords® and began delivery of the more than 2,000 swords purchased on April 14, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, as well as those discussed in Part II - Item 1A, “Risk Factors,” and elsewhere in this document and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I – Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 14, 2008.

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

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Overview

Total revenues increased to $509,500 for the three months ended March 31, 2008 from $234,618 for the three months ended March 31, 2007. The increase of $274,882 or 117.2% is a direct result of the increase in revenue by our Retail Sales Division. The Company’s Internet Sales Division and Retail Sales Division increased revenue by $43,081 and $231,754, respectively, while the Computer Hardware and Software Division decreased revenue by $6,291.

	Internet Sales Division		Retail Sales Division		Hardware and Software Divison		Corporate		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	127,167	84,086	327,946	98,695	54,387	51,837			509,500	234,618
Cost of Sales	80,688	27,731	148,204	74,014	26,708	22,553			255,600	124,298
Gross Profit	46,479	56,355	179,742	24,681	27,679	29,284	-	-	253,900	110,319
Operating Expenses	29,476	41,311	49,465	18,689	25,762	22,456	133,371	11,146	238,226	93,602
Income (Loss) from Operations	17,003	15,044	130,277	5,992	1,917	6,828	(133,371)	(11,146)	15,674	16,718

Revenues and the percent of consolidated revenue for the three months ended March 31, 2008, by segment, are as follows: Internet Sales Division, $127,167 (25.0%), Retail Sales Division $327,946 (64.4%), and Computer Hardware and Software Division $54,387 (10.6%).

Overall cost of sales was $255,600 and $124,298 for the three months ended March 31, 2008 and 2007, respectively. As a percent of revenue, the cost of sales decreased from 53.0% to 50.2%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2008.  This is primarily due to overall increase in cost of sales by our Retail Sales Division directly relating to the registration fees for the auction sale of the Frostmourne® Sword and the increased internet traffic generated by the auction and interest in the launch of the sword.

The cost of sales and the percent of consolidated cost of sales for the three months ended March 31, 2008, by segment, are as follows: Internet Sales Division, $80,688 (31.6%), Internet Sales Division $148,204 (58.0%), and Computer Hardware and Software Division $26,708 (10.4%).

Gross profit was $253,900 and $110,319 for the three months ended March 31, 2008 and 2007, respectively. As a percent of revenue, gross profit was 49.8% and 47.0% for the three months ended March 31, 2008 and 2007, respectively.

Total operating expenses increased to $238,226 for the three months ended March 31, 2008 from $93,602 for the three months ended March 31, 2007. This $144,624 or 154.5% increase was primarily attributable to operating expenses associated with the Retail Sales Division ($49,465) with increasing corporate operating expenses associated with the Company’s projected growth offset by a decrease in the Internet Sales Division.

The operating expenses and the percent of consolidated operating expenses for the three months ended March 31, 2008, were contributed as follows: Internet Sales Division, $29,476 (12.5%), Retail Sales Division, $49,465 (20.8%), Computer Hardware and Software Division, $25,762 (10.8%), and Corporate, $133,371 (55.9%).

Internet Sales Division

Revenue attributed to the Internet Sales Division was $127,167 (25.3% of total consolidated revenue) in 2008 as compared to $84,086 (35.8% of total consolidated revenue) in 2007 (51.2% decrease in division revenues).

The Internet Sales Division includes Hurricane Host, Organa Consulting Group, and Gateway Internet Services. HH accounted for $120,568 (24.0% of the Company’s overall revenue) and $74,227 (31.6% of the Company’s overall revenue) in revenue for 2008 and 2007, respectively. OCG accounted for less than 5% of the Company’s revenue in both 2008 and 2007.

Cost of sales and the percent of consolidated cost of sales for the three months ended March 31, 2007 and March 31, 2008, respectively, for HH was $23,985 (19.3%) and $76,582 (30.0%) of the overall cost of sales and 86.5% and 94.9% of the cost of sales of the Internet Sales Division segment. The cost of sales for the three months ended March 31, 2008 for OCG was insignificant.

Operating expenses and the percent of consolidated operating expenses for the three months ended March 31, 2007 and March 31, 2008, respectively, for HH was $23,423 (25.0%) and $20,650 (8.9%) of the overall operating expenses and 56.7% and 70.1% of the operating expenses of the Internet Sales Division segment. The operating expenses and the percent of consolidated operating expenses for the three months ended March 31, 2008 for OCG was insignificant.

Retail Sales Division

Weaponmasters (the only revenue generating activity in the Retail Sales Division for 2007) was complemented with the launch of sales for Epic in 2008. Revenue increased from $98,695 to $327,946 (increase of $229,251) for the three months ended March 31, 2007 and 2008, respectively. The increase of 232.3% is related to the sales (registration fees) associated with the Frostmourne® Sword in 2008.

Cost of sales increased from $74,014 to $148,204 (increase of $74,190) for the three months ended March 31, 2007 and 2008 respectively. The increase of 100.2% is related to the Company’s sales associated with the Frostmourne® Sword in 2008.

Operating expenses increased from $18,689 to $49,465 (increase of $30,776) for the three months ended March 31, 2007 and 2008, respectively. The increase of 164.7% is related to the Company only having Weaponmasters active in 2007 compared to the activity associated with Epic launching the sales of the Frostmourne® Sword in 2008.

Income from operations increased from $5,992 to $130,277 for the three months ended March 31, 2007 and 2008, respectively. The increase was due primarily to the increase, as a percentage, of the cost of sales and the cost attributed to Epic. While revenues increased 232.3%, cost of sales increased 100.2%. The actual percentage of cost of sales as compared to revenue decreased from 75.0% to 45.2% for the three months ended March 31, 2007 and 2008, respectively. The Company expensed $47,991 in work associated with the development of the Frostmourne® Sword in 2007.

Computer Hardware and Software Division

DCC was the only revenue generating activity in the Computer Hardware and Software Sales Division for 2007 and 2008. Revenue increased from $51,837 to $54,387 (increase of $2,550) for the three months ended March 31, 2007 and 2008, respectively. The increase of 4.9% is related to the relocation of the corporate office and business to a more central location.

Cost of sales increased from $22,553 to $26,708 (increase of $4,155) for the three months ended March 31, 2007 and 2008 respectively. The increase of 18.4% is related to increased hardware sales.

Operating expenses increased from $22,456 to $25,762 (increase of $3,306) for the three months ended March 31, 2007 and 2008, respectively. The increase of 14.7% is related to management salaries and marketing services.

Income from operations decreased from $6,828 to $1,917 for the three months ended March 31, 2007and 2008, respectively. The decrease was due primarily to marketing services, additional overheads related to the expansion of .services and relocation costs.

Corporate

The operating expenses and the percent of consolidated operating expenses for the three months ended March 31, 2007 and March 31, 2008, respectively, for corporate headquarters was $11,146 (11.9%) and $133,371 (56.0%) of the overall operating expenses. The increase in operating expenses is primarily due to the increase of staff to support overall operations, and the research and development of additional products and services.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a working capital surplus of $274,678. Net income was $14,582 for the three months ended March 31, 2008. The Company generated a positive cash flow from operations of $213,669 for the three months ended March 31, 2008. The positive cash flow from operating activities for the period is primarily attributable to the Company's net income, increase in accounts receivables, $101,279, receivable from related parties, $257,349, inventory, $86,858, prepaid expenses and other assets, $20,225, deferred revenue, $546,164, and accounts payable and accrued expenses, $118,846.

Cash flows used in investing activities for the three months ended March 31, 2008 consisted of the acquisition of $86,049 of equipment.

Cash flows provided by financing activities for the three months ended March 31, 2008 was $193,412 primarily due to the issuance of preferred stock.

The Company had a net increase in cash of $321,032 for the three months ended March 31, 2008 compared to an increase of $7,630 for the three months ended March 31, 2007.

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

For the next twelve months, the Company intends to fund its operations through private debt and equity financing and revenues from operations. However, if the pricing of commodities and other raw materials prices increase dramatically, sales grow rapidly, and we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that materially affected, or would reasonably be likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2006, the Company filed a lawsuit against New Millenium Entrepreneurs, Inc., and Phoenixsurf.com, LLC, and various other individuals and parties claiming libel, slander, and conspiracy to injure business. The claim relates to consulting services provided by Organa Consulting Group, Inc., a wholly owned subsidiary of Organa Technologies Group, Inc., to PhoenixSurf.com, a so-called "websurfing" business which ceased operations in July 2006. The Company also has asked for injunctive relief, compensatory and punitive damages in excess of $1,000,000. The law suit was filed in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida. On September 19, 2007, the Company released the individual defendants and filed for a default judgment against New Millenium Entrepreneurs, LLC and Phoenixsurf.com, LLC which was granted on August 10, 2007. The Company is scheduled to attend a pretrail hearing on May 22, 2008 in order to set a date for determining the damages it is to be granted. The Company has not yet determined how the award will be split between the defendants.

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Entrepreneurs, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $150,000 in Organa Technologies Group and seeks rescission of this investment. In addition, the lawsuit alleges contractual disputes and misappropriations of funds by Organa Consulting Group. The Company has responded to the complaint, has entered into third party claims against the individual owners of New Millenium Entrepreneurs, LLC and other interested parties. The Company believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit. On July 24, 2007, the Securities and Exchange Commission filed charges in the United States District Court for the Central District of California in Los Angeles, California against New Millenium Entrepreneurs, LLC, Phoenixsurf.com, LLC, and two of its officers and managing members. On August 10, 2007, a Final Judgment and Permanent Injunction were entered against these parties, with damages to be assessed at a future date.

ITEM 1A. RISK FACTORS

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors facing our Company. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and result of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and you may lose all of part of your investment.

We have a limited relevant operating history and we may not be able to maintain profitability in the near term, which may result in raising additional capital and diluting our shareholders.

Our company and management team is newly formed and has limited experience working together in this area. Such limits could adversely effect our near term performance in the management of our assets. Our company has had a cumulative net loss from inception of approximately $1,953,961 with only the year ended December 31, 2006 being profitable. Our needs for continued expenditures for product research and development and marketing, among other things, will make it difficult for us to reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. Our failure to balance expenditures in any period with sales will create losses for the company that would require additional financing to meet cash flow requirements. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a rapid growth business. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of services and products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

The Company’s common stock is quoted and traded on the Markets under the ticker symbol OGNT.PK and is thinly traded. Until such time that the Company receives approval from the Financial Industry Regulatory Authority ( FINRA ) to trade its shares on another platform, the stock may be sold or bought at varying prices that would make it difficult for potential investors and acquisition candidates to make a fair assessment of the Company’s valuation. As such, the Company may not be able to fairly negotiate acquisition transactions that are fair and equitable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND IN SECURITIES AND USE OF PROCEEDS

The Company sold 27 units of Series A Preferred under its Private Placement Memorandum. Each unit consist of 10,000 shares of Series A Preferred Stock that converts to common stock on a 1-for-1 basis.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

John S. Wittler resigned as the Company's CFO on May 9, 2008. The Board appointed the CEO, Gina L. Bennett, as the Interim CFO. Steves Rodriguez will serve as the Interim CFO effective May 16, 2008.
Bruce Harmon resigned as a member of the Board on May 9, 2008.

ITEM 6.  EXHIBITS

Exhibits

No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Organa Technologies Group, Inc.

Date: May 15, 2008
By:	/s/ Gina L. Bennett
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008
By:	/s/ Gina L. Bennett
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)