Form 10-Q
period 2008-08-18
Organa Technologies Group, Inc.
filed 2008-08-19
CIK 1301180

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

At August 18, 2008: 28,870,264 shares of the registrant’s common stock (no par value) were outstanding.

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

ITEM I. FINANCIAL STATEMENTS

ORGANA TECHNOLOGIES GROUP, INC.
Consolidated Balance Sheet
ORGANA TECHNOLOGIES GROUP, INC. and SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
Current Assets	June 30, 2008	Restated December 31, 2007

Cash	$193,810	$37,089
Accounts Receivable	14,708	14,673
Inventory	267,388	54,815
Prepaid Expenses	356,178	14,526
Due From Related Party	315,983	277,972

Total Current Assets	1,148,067	399,075
Property, Plant and Equipment, Net	322,502	264,672
Goodwill	241,543	241,543
Other Assets	58,036	18,624

Total Assets	$1,770,148	$923,914

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes Payable, Current Portion	$224,163	$220,837
Capitalized Leases, Current Portion	3,376	3,066
Accounts Payable and Accrued Expenses	240,677	208,400
Accrued Payroll and Taxes	-	2,665
Deferred Revenue	536,734	-
Due to Related Party	44,894	-

Total Current Liabilities	1,049,844	434,968

Long-Term Liabilities
Notes Payable	152,640	153,311
Capitalized Leases	15,639	17,409
Total Long-Term Liabilities	168,279	170,720

Total Liabilities	1,218,123	605,688

Minority Interest	56,394	46,724
Stockholders' Equity
Preferred Stock
Series A Convertible Preferred Stock, voting; $1.00 par
value; 5,000,000 shares authorized; 380,000 shares,
130,000 shares, issued and outstanding, respectively	380,000	130,000
Discount of Preferred Stock	(65,140)	(5,200)
Common Stock
$.0001 par value, 100,000,000 shares authorized,
28,870,264 shares issued and outstanding at
June 30, 2008	80,200	80,200
Additional Paid-in Capital	2,078,141	2,076,924
Accumulated Deficit	(1,977,570)	(2,010,422)
Total Stockholders' Equity	495,631	271,502
Total Liabilities and Stockholders' Equity	$1,770,148	$923,914

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	$741,783	$281,044	$1,251,283	$515,662

Cost of Sales	381,094	165,424	636,694	289,722

Gross Profit	360,689	115,620	614,589	225,940

Operating Expenses	355,197	93,573	601,406	187,175

Income From Operations	5,492	22,047	13,183	38,765

Other Income / (Expense)	15,156	-	9,884	(9,622)

Income Before Minority Interest	20,648	22,047	23,067	29,143

Minority Interest in Subsidiary	8,714	-	9,785	(207)

Net Income	$29,362	$22,047	$32,852	$29,350

Net Income Per Share:

Basic and diluted based upon 28,870,264
basic weighted average shares outstanding and
31,655,000 fully diluted weighted average
shares outstanding	$0.00		$0.00
Basic and diluted based upon 5,514,808
weighted average shares outstanding		$0.00		$0.01

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30,
(unaudited)
	2008	2007
Cash Flows From Operating Activities:
Net Income	$32,851	$29,351
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities:
Depreciation and Amortization	11,535	4,129
Minority Interests in Subsidiaries	9,670	(207)
Changes in Assets and Liabilities, Net of Acquisitions:
Accounts Receivable	(35)	-
Inventory	(212,573)	1,342
Prepaid Expenses	(341,652)	(50,361)
Deferred Revenue	536,734	-
Other Assets	(39,412)	(87,059)
Accounts Payable and Accrued Expenses	29,614	96,004
Net Cash Provided By (Used In) Operating Activities	26,732	(6,801)

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	(69,365)	(810)
Due from Related Party	(32,294)	50,818

Net Cash Provided By (Used In) Investing Activities	(101,659)	50,008

Cash Flows From Financing Activities:
Repayment of Capitalized Lease	(1,460)	-
Due to Related Parties	44,894	-
Net Issuance of Preferred Stock	190,060	-
Increase in Additional Paid in Capital	1,217
Issuance (Reduction) of Notes Payable	(2,391)	82,284
Repayment of Notes Payable	(671)	(119,359)

Net Cash Provided By (Used In) Financing Activities	231,649	(37,075)
Net Increase in Cash	156,722	6,132
Cash at Beginning of Year	37,089	19,203
Cash at End of Period	$193,811	$25,335

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$17,186	$9,622

Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements.

ORGANA TECHNOLOGIES GROUP, INC.
Notes to Consolidated Financial Statements
June 30, 2008

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant inter-company accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hurricane Host, Inc. (“HH”), Gateway Internet Services Corporation (“GIS”), Davinci’s Computer Corp. (“DCC”), Epic Weapons, Inc. (“Epic”).and Game2Gear, Inc. (“G2G”), and its majority-owned subsidiaries, Organa Consulting Group, Inc. (“OCG”), and Zowy Media, Incorporated (“Zowy”),

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax position upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2007 fiscal year. The Company recognizes interest and Income Tax Penalties as income taxes in the financial statements.  The Company has assessed the potential effect of FIN 48 for the year ended December 31, 2007 and concluded there would be no impact to the beginning retained earnings in the fiscal year 2008.  Further disclosure may be reviewed in Note 11 – Income Taxes.

In accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Even though the Company ceased operations of its instant messenger program/service, it did not recognize any impact on disposable long-live assets as all hardware and software had been fully depreciated. To date there has been no impairment of the Company’s long-lived assets.

Cost of Sales

The cost of sales includes the cost of manufactured products as well as goods purchased for resale. In accordance with IAS 2, the cost comprises overheads directly attributable to the production process, including depreciation charges on production equipment and design, in addition to directly attributable costs, such as the cost of materials, personnel associated with the products and services offered, shipping and packaging material, server cost, and royalty fees.

Operating Expenses

Costs associated with running the Company but not considered directly applicable to the current line of goods and services being sold are considered operating expenses.  These expenses include management and payroll, professional fees, travel and entertainment, dues and subscriptions, insurance, utilities, and banking fees.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places a portion of its temporary cash investments with Avante Holding Group (AHG), as defined in the revolving credit agreement, and can be considered a high risk investment (See Note 7 – Related Party).  In addition, the Company places the remainder of its temporary cash investments with financial institutions insured by the FDIC.

Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of customers to whom the Company sells and that a substantial amount of the company’s revenues are paid for prior to the products being shipped or services provided. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history. As of June 30, 2008 and 2007, no allowance for doubtful accounts was deemed necessary.

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

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of Series A convertible preferred stock and convertible promissory note at June 30, 2008. Dilutive common stock equivalent shares are not utilized when the effect is anti-dilutive.

Revenue Recognition

The Company recognizes revenue on our products, which include retail sales, retail sales over the Internet, computer hardware, and computer software sales (not sold as a service) in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, (which superseded Staff Accounting Bulletin No. 101) “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product or services has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. We accrue a provision for estimated returns concurrent with revenue recognition.

The Company recognizes revenue on its proprietary or licensed computer software as a service; to include, web hosting, design and development, Voice over Internet Protocol (VoIP), and on-line payment processing in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed; SOP 97-2, “Software Revenue Recognition”; and SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Software license revenue is recognized when a non-cancelable license agreement has been executed, delivery has occurred, fees are fixed and determinable, and collection of the resulting receivable is deemed probable by management. Service revenue includes support revenue, which is recognized ratably over the support period.

The Company recognizes revenue on sales of services when services are rendered, based on actual service provided in relation to the total of services to be provided.

Revenue from on-line sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable. The Company defers a portion of the selling price of on-line products for hosting and recognizes that hosting ratably over the contractual period. The Company recognizes the two components, the software (design) and the service (or hosting) based on their relative fair values.

Revenue from physical product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is probable. Generally, these criteria are met at the time product is shipped. A reserve is established at the time the related revenue is recognized for estimated product returns.

The Company recognizes revenue on our reseller arrangements in accordance with EITF 01-9. EITF 01-9 states that cash consideration (including sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendors products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. As a result, pricing adjustments to customers are characterized as a reduction of revenue when recognized in the income statement. The company receives no identifiable benefit and the consideration can be used or is exercisable by the customer as a result of a single revenue transaction. The Company does not provide discounts to its resellers.  The Company, as part of its standard business practice, offers discounts for quantity purchases.  Resellers purchase large quantities to effectuate a better rate and then provide those services to its clients at full price.  The Company only recognizes the revenue as collected from the reseller.

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

Retail Sales	Computer Hardware and	Internet Services	Corporate
Software
Zowy Media, Incorporated	Davinci's Computer Corp.	Hurricane Host, Inc.	Organa Technologies Group, Inc.
Epic Weapons, Inc.		Organa Consulting Group, Inc.
Game2Gear, Inc.		Gateway Internet Services, Inc.

 NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

The following restated financials for the quarter ended March 31, 2008 and the year ended December 31, 2007 as incorporated in this section, reflect the current restated financials. The Company has not yet filed such amendments to it Form 10-K filed on April 14, 2008, Form 10-Q filed on May 15, 2008, and Form 10/A filed on May 1, 2008. The Company anticipates the filing of these amendments shortly.

In connection with subsequent reviews of the Company’s financial statements for the quarters ended March 31, 2008 and March 31, 2007 respectively, and the years ended December 31, 2007, certain errors were discovered. These errors were associated with (i) the Company’s recognition of goodwill and classification of other assets associated with the acquisition of Zowy Media, Incorporated and its subsidiary, Epic Weapons, Inc. and the reporting of its subsequent results of operations and (ii) the proper recognition and recording of transactions for years prior to the current reporting periods with Avante Holding Group, Inc. "AHG" (See Note 7 - Related Parties), (iii) the Company’s recognition of goodwill associated with the acquisition of Davinci Computer Corporation, (iv) the reclassification of fees paid to Dinosaur Securities from a reduction of APIC to a discount of Series A Preferred, and (iv) the reclassification of legal fees from prepaid expenses.

Restated 2008 Balance Sheet Statement for Period Ending March 31, 2008

	Reported March 31, 2008	Adjustments	Restated March 31, 2008
ASSETS
Current Assets:
Cash	$358,121	$-	$358,121
Accounts Receivable	115,952	-	115,952
Inventory	141,673	-	141,673
Prepaid Expense	72,481	(53,185)	19,296
Due from Related Party	541,038		541,038
Total Current Assets	1,229,265	(53,185)	1,176,080

Property, Plant and Equipment, Net	317,386	29,367	346,753

Goodwill	241,543	-	241,543
Other Assets	55,463	(29,367)	26,096

Total Assets	$1,843,657	$(53,185)	$1,790,472

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes Payable, Current Portion	75,294	5,717	81,011
Capitalized Leases, Current Portion	3,217	-	3,217
Accounts Payable and Accrued Expenses	$328,412	$-	$328,412
Accrued Payroll and Taxes	1,499	-	1,499
Deferred Revenue	546,164	-	546,164

Total Current Liabilities	954,586	5,717	876,075

Long-Term Liabilities:		-
Notes Payable	16,545	-	16,545
Capitalized Leases	302,979	-	302,979

Total Long-Term Liabilities	319,524	-	319,524

Minority Interest	56,289	(10,636)	45,653

Stockholders' Equity
Preferred Stock	320,000	(5,200)	314,800
Common Stock	80,200	-	80,200
Additional Paid-in Capital	2,071,724	5,200	2,076,924
Accumulated Deficit	(1,958,666)	(48,266)	(2,006,932)

Total Stockholders' Equity	513,258	(48,266)	464,992

Total Liabilities and Stockholders' Equity	$1,843,657	$(53,185)	$1,706,244

Restated 2008 Statement of Operations and Deficit for Period Ending March 31, 2008

The Company erroneously classified legal fees associated with the lawsuit as prepaid expenses.  This was expensed appropriately in the quarter in which services were provided.  These changes effected Minority Interest, Net Income, and Stockholders Equity which were changed accordingly.

	For the Three Months Ended March 31, 2008
	As		As
	Reported	Adjustments	Restated

Sales	$509,500	-	$509,500

Cost of Sales	255,600	-	255,600

Gross Profit	253,900	-	253,900

Operating Expenses	238,226	7,983	246,209

Income (Loss) from Operations	15,674	(7,983)	7,691

Other Income / (Expense)	(5,272)	-	(5,272)

Income (Loss) Before Minority Interest	10,402	(7,983)	2,419

Minority Interest in Subsidiary	(525)	1,596	1,071

Net Income (Loss)	$9,877	$(6,387)	$3,490

Restated 2008 Cash Flow Statement for Period Ending March 31, 2008

The Company reclassified the note from AHG from Cash Flow from Operations to Cash Flow from Investing Activities.

	March 31, 2008		March 31, 2008
	Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Income (Loss)	$9,877	$(6,387)	$3,490
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities:
Depreciation and Amortization	3,968	-	3,968
Minority Interests in Subsidiaries	525	(1,596)	(1,071)
Accounts Receivable	(101,279)	-	(101,279)
Inventory	(86,858)	-	(86,858)
Prepaid Expenses	(12,753)	7,983	(4,770)
Deferred Revenue	546,164		546,164
Due From Related Party	(257,350)	257,350	-
Other Assets	(7,472)	-	(7,472)
Accounts Payable and Accrued Expenses	118,846	-	118,846

Net Cash Provided By Operating Activities	213,668	257,350	471,018

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	(86,049)	-	(86,049)
Due From Related Party	-	(257,350)	(257,350)

Net Cash (Used In) Investing Activities	(86,049)	(257,350)	(343,399)

Cash Flows From Financing Activities:
Repayment of Capitalized Lease	(713)	-	(713)
Issuance of Preferred Stock	190,000	(5,200)	184,800
Additional Paid in Capital	-	5,200	5,200
Issuance of Notes Payable	5,998		5,998
Repayment of Notes Payable	(1,873)	-	(1,873)

Net Cash Provided by Financing Activities	193,412	-	193,412
Net Increase in Cash	321,031	-	321,031
Cash at Beginning of Year	37,089	-	37,089
Cash at End of Period	$358,120	$-	$358,120

The financial statements for the year ended December 31, 2007 were required to be restated. The Company was not a reporting entity until November 26, 2007.

Restated 2007 Balance Sheet Statement for Period Ending December 31, 2007

The Company reclassified the tooling material required for the making of the Frostmourne Sword from an Other Asset to Property, Plant, and Equipment as it is a physical asset that is owned by the Company.  The Company initially assumed the tooling was part of the intellectual rights of the designer which was incorrect.  In addition, the Company erroneously classified legal fees associated with the lawsuit as prepaid expenses.  This was expensed appropriately in the year and quarter in which services were provided.  These changes affected Minority Interest, Stockholders Equity which was changed accordingly.

	December 31, 2007	December 31, 2007	December 31, 2007
	As Reported	Adjustments	Restated

ASSETS
Current Assets
Cash	$37,089	$-	$37,089
Accounts Receivable	14,673	-	14,673
Inventory	54,815	-	54,815
Prepaid Expenses	59,728	(45,202)	14,526
Due From Related Party	283,689	(5,717)	277,972

Total Current Assets	449,994	(50,919)	399,075
Property, Plant and Equipment, Net	235,305	29,367	264,672

Goodwill	241,543	-	241,543
Other Assets	47,991	(29,367)	18,624

Total Assets	$974,833	$(45,202)	$923,914

LIABILITIES & STOCK HOLDERS EQUITY
Current Liabilities
Notes Payable, Current Portion	220,837	-	220,837
Capitalized Leases, Current Portion	3,066	-	3,066
Accounts Payable and Accrued Expenses	$208,400	$-	$208,400
Accrued Payroll	2,665	-	2,665
Total Current Liabilities	434,968	-	434,968

Long-Tern Liabilities
Notes Payable	153,311	-	153,311
Capitalized Leases	17,409	-	17,409
Total Long-Term Liabilities	170,720	-	170,720

Total Liabilities	605,688	-	605,688

Minority Interest	55,764	(9,040)	46,724

Stockholders' Equity
Preferred Stock	130,000	(5,200)	124,800
Common Stock	80,200	-	80,200
Additional Paid-in Capital	2,071,724	5,200	2,076,924
Accumulated Deficit	(1,968,543)	(41,879)	(2,010,422)
Total Stockholders' Equity	313,381	(41,879)	271,502

Total Liabilities and Stockholders' Equity	$974,833	$(50,919)	$923,914

Restated 2007 Statement of Operations and Deficit for Period Ending December 31, 2007

The Company reclassified the prepaid legal fees and expensed them according to the months in which the services were provided.  This additional expense also created a change in the minority interest.

	December 31, 2007	December 31, 2007	December 31, 2007
	As Reported	Adjustments	Restated

Sales	$1,143,158	$-	$1,143,158
			-
Cost of Sales	722,111	-	722,111

Gross Profit	421,047	-	421,047

Operating Expenses	594,651	50,919	645,570

Income (Loss) From Operations	(173,604)	(50,919)	(224,523)

Other Income / (Expense)	(14,842)	-	(14,842)

Income (Loss) Before Min. Int.	(188,446)	(50,919)	(239,365)

Minority Interest in Subsidiary	(7,408)	(9,040)	(16,448)

Net Income (Loss)	$(181,038)	$(41,879)	$(222,917)

Restated 2007 Cash Flow for Period Ending December 31, 2007

In addition to the changes affected by the restatement of income and expenses, the Company reclassified the note due from AHG from Cash Flow from Operations to Cash Flow from Investing Activities.

	As Reported		Restated
	2007	Adjustments	2007
Cash Flows From Operating Activities:
Net Loss	$(181,038)	$(41,879)	$(222,917)
Adjustments to Reconcile Net Loss to Net
Cash Used In Operating Activities:
Depreciation and Amortization	10,138	-	10,138
Minority Interests in Subsidiaries	(7,408)	(9,040)	(16,448)
Changes in Assets and Liabilities, Net of Acquisitions:
Accounts Receivable	(11,663)	-	(11,663)
Inventory	(35,815)	-	(35,815)
Prepaid Expenses	(59,728)	45,202	(14,526)
Due From Related Party	57,928	(57,928)	-
Other Assets	(23,391)	29,367	5,976
Accounts Payable and Accrued Expenses	156,166	-	156,166
Net Cash Used In Operating Activities	(94,811)	(34,278)	(129,089)

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	(22,397)	(29,367)	(51,764)
Due From Related Party	-	63,645	63,645
Cash Received from Acquired Business	-	-	-
Net Cash Provided By (Used In) Investing Activities	(22,397)	34,278	11,881

Cash Flows From Financing Activities:
Issuance of Capitalized Lease	21,588	-	21,588
Repayment of Capitalized Lease	(1,113)	-	(1,113)
Issuance of Preferred Stock	130,000	-	130,000
Commissions Paid on Sale of Preferred Stock	(5,200)	-	(5,200)
Repayment of Notes Payable	(10,181)	-	(10,181)

Net Cash Provided by Financing Activities	135,094	-	135,094
Net Increase in Cash	17,886	-	17,886
Cash at Beginning of Year	19,203	-	19,203
Cash at End of Year	$37,089	$-	$37,089

NOTE 3 – ACQUISITIONS AND NEW SUBSIDIARIES FORMED

Integrity Messenger Corporation

The Company was formed in December 2002 but completed its first acquisition in January 2004, when it acquired the assets of IMC-FL in exchange for 60,000,000 shares of restricted common stock, which were issued in a transaction exempt from registration under section 4(2) of the Securities Act of 1933, as amended. IMC-FL was incorporated in February 2002 and had operated as a development company for an instant messenger service organization.

The Company operated Integrity Messenger Instant Messenger under the parent Company through December 31, 2007, at which time it took its instant messenger server off-line and shutdown the Integrity Messenger Instant Messenger. On February 19, 2008 the Company elected to cease operations permanently on the Integrity Messenger Instant Messenger. (See Note -12 Discontinued Operations) While the Company retains ownership of the software, it will determine in the future if it will enter into this line of service in the future. In the event the Company elects to develop a new instant messenger service it will operate under a different name.  As all software and hardware cost associated with the Instant Messenger Program has been fully depreciated, there were no additional requirements for the disposal of assets under a discontinuing service.

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

Davinci’s Computer Corp.

On June 1, 2006, OTG acquired Davinci’s Computer Corp. (“DCC”) of Florida for 2,000,000 (net effect of 1:4 forward split) shares of the Company’s common stock valued at $.10 per share at the time of the transaction. DCC provides computer consulting services to select clients throughout the state of Florida.

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

STATEMENT of OPERATIONS for the Period JANUARY 1 - MAY 31, 2006:

Sales	$55,520
Cost of Sales	12,555
Gross Profit	42,965
Operating Expenses	77,493
Loss from Operations	(34,528)
Loss Before Taxes	$(34,528)

The purchase price of DCC was $50,000. The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$-
Property, plant and equipment	-
Goodwill	55,571
Total assets acquired	55,571
Current liabilities	5,571
Long-term debt	-
Total liabilities assumed	5,571
Net assets acquired	$50,000

Zowy Media, Incorporated

On October 1, 2006, OTG acquired 80% of Zowy Media, Incorporated (“Zowy”) and its subsidiary, Epic Weapons, Inc. (f/k/a Epic Weapons, LLC) (“Epic”), all of Florida, for 8,000,000 (net effect of 1:4 forward split) shares of OTG common stock, valued at $.0025 (net effect of 1:4 forward split) per share at the time of the transaction. Zowy operates an Internet website (www.swordsonline.com and www.weaponmasters.com) for the marketing and selling of various products. Zowy operates under the dba Weaponmasters. Epic has an agreement with Blizzard Entertainment® to market certain licensed products (initially the Frostmourne Sword®) related to the World of Warcraft® computer games.

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

Income Taxes are not recorded as the company was a S Corporation from January 1- September 30, 2006.

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

Epic Weapons, Inc.

On January 1, 2008 OTG purchased the outstanding stock of Epic Weapons from Zowy Media, Inc., a subsidiary of OTG.  The Consolidated Financial Statements include the operating results of each business. Pro forma results of operations and acquisition have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis. Any net changes to the books of OTG and Zowy would be written off under Consolidation and Eliminations.

The purchase price of Epic was $43,656.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$10,304
Property, plant and equipment	41,346
Goodwill	-
Total assets acquired	51,650
Current liabilities	1,009
Long-term debt	-
Minority interest	(8,803)
Total liabilities assumed	(7,994)
Net assets acquired	$43,656

NOTE 4 – BALANCE SHEET DETAILS

Inventory consists of the following:
	June 30,	December 31,
	2008	2007

Inventory	$267,388	$54,815

The inventory of Epic ($168,495) relates to the Frostmourne® Sword which was contracted to be manufactured internationally. Epic’s contract is for 5,000 swords. Zowy ($22,647), DCC ($20,495), and G2G ($55,751), account for the remaining inventory. The G2G inventory relates to the RFID Reader that will be sold in conjunction with the Frostmourne® Sword.

Property and equipment consist of the following:

	Useful	June 30,	Restated December 31,
	Life	2008	2007
Building	30	$209,000	$209,000
Land		20,000	20,000
Capital Improvements	5	2,500	-
Computer equipment	3	2,657	2,657
Tooling	(a)	36,089	29,367
Capitalized Lease	5	21,588	-
Equipment	5	61,470	24,428
		353,304	285,452
Less: accumulated depreciation		(30,802)	(20,780)
Net property and equipment		$322,502	$264,672

(a) Amortized over 20,000 units.

Depreciation expense was $11,535 and $10,138 for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

Other assets consist of the following:

		Restated
	June 30,	December 31,
	2008	2007
Patents	$5,413	$1,513
Trademark	250	-
Design (a)	53,888	17,111
	59,551	18,624
Less: accumulated amoritization	(1,514)	-
Net other assets	$58,036	$18,624

(a) Related to the Epic Weapons, Inc., contract with Blizzard Entertainment®.

Notes payable consists of the following:

	June 30,	December 31,
	2008	2007

PhoenixSurf.com, LLC (Organa Consulting Group, Inc.), Due on Demand principal, 7% interest per annum, convertible to common stock when the Company's stock is trading at $0.75 (based upon 1:4 forward stock split) or higher.	$150,000	$150,000
Coastal Bank (Zowy Media, Incorporated), adjustable rate mortgage at 1% over the current index. Due September 2010. Current monthly payment of $1,573.39. Note secured by mortgage and an unconditional and continuing guarantee by Titus Blair.	153,953	154,565
LHI Cocoa Corp. (Zowy Media,Incorporated), 9% interest over 20 years. Balloon payment due August 2007. Company extends on month-by-month basis.	34,921	28,877
Washington Mutual (Zowy Media, Incorporated), business line of credit, interest at 11.25%. Company extends on month to month basis	37,929	40,706
Total debt	376,803	374,148
Less: Current portion	224,163	220,837
Total long-term portion of debt	$152,640	$153,311

 NOTE 5 – COMMITMENTS

The Company leases a laser engraver from Avante Leasing Corporation, a subsidiary of AHG (see Note 7 – Related Parties). The terms of the agreement include a 5 year term, 19.4% interest, with a $2,159 purchase price at the end of the term. The lease expires on July 1, 2012. Monthly lease payments are $565.

OTG and DCC leases office space in Melbourne, Florida from GAMI, LLC (“GAMI” – See Note 7 – Related Parties). The terms of the agreement are monthly payments of $4,000 and $3,000 respectively, expiring May 31, 2012 and February 28, 2013, respectively. There are two renewable five year extensions.

Future minimum obligations for the above leases are as follows:

2008	$45,390
2009	90,780
2010	90,780
2011	90,780
2012	59,955
2013	6,000

Total Lease Obligations	$383,685

Total rent expense under non-cancelable operating leases was $29,272 and $35,632 for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

NOTE 6 – BUSINESS SEGMENTS

The Company operates primarily in four segments: (i)  retail sales, (ii) internet services, (iii)computer hardware and software, and (iv) corporate.

Information concerning the revenues and operating income for the six months ended June 30, 2008 and 2007, and the identifiable assets for the four segments in which the Company operates are shown in the following table:

	Six Months	Six Months
	Ended	Ended
	2008	2007
OPERATING REVENUE
Retail Sales	$885,754	$229,523
Computer Hardware and Software	107,541	107,993
Internet Services	257,989	178,146
Corporate	-	-

Consolidated Totals	$1,251,284	$515,662

INCOME (LOSS) FROM OPERATIONS
Retail Sales	$312,585	$22,160
Computer Hardware and Software	5,058	17,359
Internet Services	(78,431)	22,247
Corporate	(264,754)	(23,001)

Consolidated Totals	$(25,542)	$38,765

IDENTIFIABLE ASSETS
Retail Sales	$1,070,375	$348,628
Computer Hardware and Software	61,557	19,355
Internet Services	30,444	1,015,848
Corporate	312,638	28,520

Consolidated Totals	$1,475,014	$1,412,351

DEPRECIATION AND AMORTIZATION
Retail Sales	$11,535	$4,129
Computer Hardware and Software	-	-
Internet Services	-	-
Corporate	-	-

Consolidated Totals	$11,535	$10,138

NOTE 7 – RELATED PARTIES

OTG and AHG entered into a Consulting Agreement in October 2006 to provide corporate guidance, financial and accounting services. As compensation, AHG received $8,000 per month in 2006. Under this agreement AHG has the unilateral authority to hire additional personnel required to perform investor relations, financial administration, and executive oversight and request reimbursement from OTG on a reimbursable expense basis. The term of this agreement is for three years with one additional automatic three-year extension. AHG is a company primarily controlled by Michael W. Hawkins. AHG is a significant shareholder of the Company.

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

On October 5, 2005, a Settlement Agreement was made between OTG and AHG regarding the $812,000 debt owed by OTG to AHG. In the Settlement Agreement, OTG issued 400,000,000 common shares of OTG at the current market value of $.001, or $40,000, in lieu of the approximately $812,000 in debt. This transaction, even though not an arms length transaction, was at an exchange rate of $20 to $1, therefore, it would be considered favorable to the Company.

On June 30, 2006, the Company executed a Note Receivable with AHG for $250,000. The terms of the note was 7% interest, accrued throughout the term of the note, and payable on June 30, 2007. On September 30, 2006 the Company entered into a Revolving Credit Agreement with the AHG for up to $500,000. In addition, AHG entered into a revolving credit agreement with the Company for up to $500,000.

On August 1, 2007, Avante Leasing Corporation, a wholly-owned subsidiary of Avante, leased a laser engraver to Zowy Media, Inc. The terms of the agreement include a five year term, 19.4% interest, with a 10% purchase price at the end of the period. This transaction was completed as the acquisition and financing of the laser engraver required the financial guarantee of Avante and Michael W. Hawkins. As of June 30, 2008, the balance due to Avante Leasing Corporation under this Agreement was $19,015.

On June 1, 2007, the Company entered into a triple net lease agreement with GAMI, a related party previously discussed in Note 5. Monthly rent will be $4,000 which is at fair market value. GAMI is a company controlled by Michael W. Hawkins, a majority shareholder of the Company, and his wife.

On March 1, 2008, DCC entered into a triple net lease agreement with GAMI, a related party previously discussed in Note 5. Monthly rent will be $3,000 which is at fair market value. DCC relocated to 2910 Bush Drive, Melbourne, Florida.

An analysis of the current debt/financing/investing for 2007 and the six months ended June 30, 2008 are detailed in the following chart.  The quarter end remaining balance, if owed by the Company to AHG is recognized as Financing Activities, and if the balance is owed from AHG to the Company it is recognized as Investing Activities.
Due From (To) Avante [ DR (CR) ]
Loans and
	Balance at	Payments	Avante	Expenses	Payments	Loans	Services		Interest	Balance
	Beginning	From	Consulting	Paid By	to	to	billed to	Non-Cash	(Expense)	at End
Period	of Period	Avante	Fees	Avante	Avante	Avante	Avante	Settlement	Income	of Period
		(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

1/1/07 - 12/31/07	$341,617	(137,852)	(125,717)	(151,183)	53,449	140,000	136,735		20,923	$277,972

1/1/08 - 6/30/08	$277,972	(12,800)	(60,000)	(68,607)	7,501	435,922	16,466	(296,218)	15,747	$315,983

Note:
Avante Holding Group, Inc. ("Avante") is a management company that seeks companies in various industries that are a) just getting started, b) have been in business and reached a plateau and cannot move to the next level, or c) are in a distressed mode and

(a)	Represents loans and advances from Avante to the parent company or subsidiary. Also includes repayments of amounts borrowed by Avante from the Company.
(b)	Under an Administrative Consulting Agreement with Avante, the Company pays $10,000 per month for administrative services.
(c)	From time to time, Avante will make expenditures on behalf of the Company and its subsidiaries for expenses, inventory and equipment.
(d)	Represents payments made to Avante against amounts owed.
(e)	Loans and advances to Avante.
(f)	Beginning in fiscal 2006, two of the Company's subsidiaries began providing hardware and software sales to Avante and server maintenance and support.
(g)
Epic Weapons, Avante, and Global Trading Agents enter into agreement to assign liability for payment of swords to Avante, reducing the obligation of Epic Weapons. The assignment was consider a reduction of amount owed by Avante to the Company.

(h)	Interest is accrued and paid or assessed at the rate of 7% per the revolving credit agreements, minus interest accrued against the payables owed to Avante.

NOTE 8 – STOCKHOLDERS’ EQUITY

The following table shows underlying  issuances of common  in connection with various debt and equity transactions since the Company’s inception:

Date	Type of Instrument	Initial Underlying Common Shares Issued	Underlying Common Shares Issued as effected by April 11, 2006 Reverse Split and November 1, 2007 Forward Split	Aggrgrate Total of Underlying Common Shares Issued
Jan 2004	Common	60,000,000	2,400,000	2,400,000
Jan-Feb 2004	Common	11,500,000	460,000	2,860,000
April 2004	Common	250,000	10,000	2,870,000
October 2005	Common	400,000,000	16,000,000	18,870,000
April 2006	Convertible Debt	50,000	200,000	19,070,000
Jul 2006	Common	500,000	2,000,000	21,070,000
Oct 2006	Common	2,000,000	8,000,000	29,070,000
Dec 2006	Interest	4,401	17,604	29,087,604
Dec 2007	Series A Preferred	160,000	160,000	29,247,604
Dec 2007	Interest	7,875	7,875	29,255,479
Feb 2008	Series A Preferred	220,000	220,000	29,475,479
Mar 2008	Options	3,185,000	3,185,000	32,660,479
May 2008	Options	(400,000)	(400,000)	32,260,479
July 2008	Options	(250,000)	(250,000)	32,010,479

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

On March 1, 2008, the Company granted 3,185,000 stock options to eleven employees, directors and related parties. With the resignation of two individuals who were issued options, 650,000 options were cancelled during the second quarter.

Preferred Stock

On October 19, 2007, the Company engaged Dinosaur Securities, LLC to act as Placement Agent to assist it in raising up to $5,000,000 under a Confidential Private Placement Memorandum (PPM) for Epic. As part of the PPM the Company has authorized 5,000,000 shares of Series A preferred stock of OTG. Under the PPM each purchase of one unit at a cost of $10,000 is entitled to receive in exchange for 10,000 shares of Series A preferred stock and a 0.04% royalty for each FrostmourneTM Sword sold. The Company sold 32 units at $10,000 to various qualified investors (see chart below for dates of sale), sold 1 unit at $10 to Dinosaur Securities (which has the right to purchase up to 3 units under and as a condition to the investment banking agreement), sold 3 units to the CEO at $10, and 2 units to the Company’s former CFO at $10 per unit, and has subsequently closed the private placement.  The Company received total cash payment of $320,060 from the Series A Preferred Shareholders.  The Company allocated a Reduction of Series A Preferred of $59,940 for the six units it issued at $10 per unit, and an additional $5,200 for the payment to Dinosaur Securities as a commission in accordance with its Investment Banking Agreement.  The payment to Dinosaur Securities was originally booked as a reduction to additional paid in capital, but was reclassified as a reduction to Series A Preferred Equity as the services were directly related to the raising of capital.  The preferred shares may elect to convert to the Company’s common stock on a one-for-one basis at any time. The Company did not use any method of determining the fair market value for the conversion of Series A Preferred to Common.  The Company has reserved 380,000 shares of its common stock in the event the preferred shareholders elect to convert. At June 30, 2008, 380,000 preferred Series A shares were issued and outstanding and Dinosaur Securities has been paid $5,200 for its services.

As an aggregate, the Company will pay 1.6% royalties to the Series A Preferred Shareholders.  The royalty fee is calculated as a sword is sold.  There is no guarantee that one sword will be sold, therefore, the Company allocates for the royalty fee as revenue is recognized.
		Balance at Close of PPM

Units	Issue Date	Shares	Price Per Share	Amount	Discount on Preferred	Net Proceeds to Company

13	12/3/2007	130,000	$1.00	$130,000	$-	$130,000
9	1/7/2008	90,000	1.00	90,000	-	90,000
3	1/9/2008	30,000	1.00	30,000	-	30,000
1	1/15/2008	10,000	1.00	10,000	(9,990)	10
3	1/15/2008	30,000	1.00	30,000	(29,970)	30
5	1/24/2008	50,000	1.00	50,000	-	50,000
2	2/13/2008	20,000	1.00	20,000	-	20,000
2	2/19/2008	20,000	1.00	20,000	(19,980)	20

38		380,000		$380,000	$(59,940)	$320,060

Convertible Debt

On April 13, 2006 the Company entered into a Convertible Promissory Note with New Millenium Entrepreneurs, LLC, a Georgia limited liability company.  Under the terms and conditions of the note, it is automatically converted into common stock of the Company at $0.75 per share (as adjusted for stock splits) when the stock trades for $0.75 per share.  The note is governed by Florida law, and as such is considered “Due on Demand” in accordance with Florida Statute 673.1081 (1)(b).  For further information concerning the convertible debt review Note 10 - Legal Proceedings. The following table shows the projected conversion as of June 30, 2008:

Date	Type of Instrumnent	Initial Underlying Common Shares Issued	Underlying Common Shares Issued as effected by April 11, 2006 Reverse Split and November 1, 2007 Forward Split	Aggrgrate Total of Underlying Common Shares Issued
April 11, 2006	Convertible Debt	50,000	200,000	200,000
December 31, 2006	Interest	4,401	17,606	217,606
December 31, 2007	Interest	7,875	7,875	225,481
June 30, 2008	Interest	3,938	3,938	229,418

NOTE 9 – STOCK OPTION PLAN

Stock Plan

Under its 2007 Stock Option Plan (the “Plan”), the Company has the authority to grant stock options for a fixed number of shares to employees, directors, and consultants with an exercise price not lower than the fair market value at the date of grant. The Company adopted SFAS 123(r), Share-Based Payments, in the first quarter of fiscal 2008. In accordance with the provisions of SFAS 123(r), the Company will recognize compensation expense related to outstanding options granted under the 2007 Plan.  No options were granted in 2007.

For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and employee stock purchase plan on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the expected life of its stock options by applying the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

The Company complies with Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” in accounting for stock options issued to employees. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Accordingly, no compensation expense will be recognized for options issued to employees.

For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and employee stock purchase plan right on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the expected life of its stock options.

There are 4,000,000 unissued options under the 2007 Stock Option Plan at December 31, 2007. Subsequently, 3,185,000 options were granted on March 1, 2008 leaving a balance of 815,000 options that can be granted under the plan.  400,000 shares were forfeited on or about May 10, 2008 and an additional 250,000 shares were forfeited on July 6, 2008.

In accordance with the provisions of SFAS 123(r), the Company has recognized compensation expense related to outstanding options granted in fiscal 2008. No options were granted in fiscal 2007. Prior to fiscal 2007, the Company had adopted the disclosure-only provision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, which permitted the Company to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.  Of the 2,535,000 options granted (and not forfeited – see comments below), 1,225,000 were granted to employees of the Company and as such no compensation expense was/will be recorded.

For purposes of computing pro forma net income for the remaining 1,310,000 options granted to consultants and directors, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including expected stock price volatility. The Company uses projected data for expected volatility and estimates the expected life of its stock options.  Based upon the weighted average assumptions below, the Company will recognize $15,600 in operating expenses associated with the issuance of options on March 1, 2008.  As the options vest over a three-year period, the Company will recognize $433 per month, effective April 1, 2008, in operating expenses.

The weighted average assumptions used to value the option grants:

January 1, 2007 thru December 31, 2007	Stock Option Plans
Expected life (years)	5
Risk-free interest rate	7
Volatility	28.0%
Dividend rate	0

Options granted under the 2007 incentive stock option plan are exercisable at the market price of grant and, subject to termination of employment, vesting schedules, expire five years from the date of issuance, are not transferable other than on death, and vest in various unequal annual installments commencing at various times from the date of grant.  A current summary of the Company’s stock option plan is presented below:

	2008
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at the beginning of the year	-	-

Granted at fair value	3,185,000	$0.0125

Forfeited	650,000	$0.0125

Exercised	-	-

Currently Outstanding	2,535,000	$0.0125

Options exercisable at the end of the year	-

The following table summarizes information for the current stock options outstanding:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 6/30/08	in years	Price	@ 6/30/08	Price

0.0125	2,785,000	3.18	$0.0125	0	$0.0125

NOTE 10 – LEGAL PROCEEDINGS

On July 19, 2006, the Company filed a lawsuit against New Millenium Entrepreneurs. Inc., and Phocnixsurf.com, LLC, and various other individuals and parties claiming libel, slander, and conspiracy to injure business. The claim relates to consulting services provided by Organa Consulting Group, Inc., a wholly owned subsidiary of Organa Technologies Group, Inc., to PhocnixSurf.com, a so-called "websurfing" business which ceased operations in July 2006. The Company also has asked for injunctive relief, compensatory and punitive damages in excess of $1,000,000. The lawsuit was filed in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida. On September 19, 2007, the Company released the individual defendants quid filed for a default judgment against New Millenium Entrepreneurs, LLC and Phoenixsurf.com, LLC which was granted on August 10, 2007. In July 2008 the court issued a Final Ruling as to Liability against the Defendants, in favor of the Company. The Company is currently awaiting jury trial for damages to be awarded.

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Entrepreneurs, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $150,000 in Organa Technologies Group and seeks rescission of this investment. In addition, the lawsuit alleges contractual disputes and misappropriations of funds by Organa Consulting Group. The Company has responded to the complaint, has entered into third party claims against the individual owners of New Millenium Entrepreneurs, LLC and other interested parties. The Company believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit. On July 24, 2007, the Securities and Exchange Commission filed charges in the United States District Court for the Central District of California in Los Angeles, California against New Millenium Entrepreneurs, LLC, Phoenixsurf.com, LLC, and two of its officers and managing members.  On August 5, 2008 a Protective Order for the sharing of certain information  was executed by the Parties with discovery scheduled to be completed by February 2009.

NOTE 11 – DISCONTINUED OPERATIONS

On February 19, 2008 OTG determined that it no longer would operate an instant messenger service and as such discontinued the operations of the Integrity Messenger Instant Messenger.  The software and computer hardware associated with the program had been fully depreciation/amortized therefore the Company did not recognized any discontinued gains/losses.  OTG recognized zero revenue for the instant messenger program in 2007.

The Company estimates no loss on the disposal of the instant messenger as zero revenue was generated. Management’s estimated loss on disposal of the instant messenger service is consistent to the operational results for 2007. The operating results of the discontinued operations are summarized as follows for the fiscal years ending December 31, 2007:

STATEMENT of OPERATIONS for the Period JANUARY 1 - DECEMBER 31, 2007:

Sales	$-
Cost of Sales	-
Gross Profit	-
Operating Expenses	-
Loss from Operations	-
Loss Before Taxes	$-

As of February 19, 2008, the Company’s assets and liabilities related to discontinued operations were as follows:

Current assets	$-
Property, plant and equipment	-
Other Assets	-
Current liabilities	-
Other long-term liabilities	-
Long-term debt	-
Provisions for estimated loss on disposal	-
Net assets of discontinued operations	$-

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

The Company currently evaluates financial performance in four segments; Retail Sales, Internet Services, Hardware and Software, and Corporate. The following table identifies the company’s associated with the respective segment.

Retail Sales	Computer Hardware and	Internet Services	Corporate
Software
Zowy Media, Incorporated	Davinci's Computer Corp.	Hurricane Host, Inc.	Organa Technologies Group, Inc.
Epic Weapons, Inc.		Organa Consulting Group, Inc.
Game2Gear, Inc.		Gateway Internet Services, Inc.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 TO THE THREE MONTHS ENDED JUNE 30, 2007

Overview

Total revenues increased to $741,783 for the three months ended June 30, 2008 from $281,044 for the three months ended June 30, 2007. The increase of $460,739 or 163.9% is a direct result by our Retail Sales Division. The Company’s Internet Services Division and Retail Sales Division increased revenue by $36,762 and $426,979 respectively, while the Computer Hardware and Software division decreased revenue by $3,002.

Second Quarter Ending June 30,	Internet Services Division		Retail Sales Division		Hardware and Software Division		Corporate		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$ 130,822	$ 94,060	$ 557,807	$ 130,828	$ 53,154	$ 56,156	-	-	$ 741,783	$ 281,044
Cost of Sales	99,671	47,966	265,206	94,199	16,216	23,259	-	-	381,094	165,424
Gross Profit	31,151	46,094	292,601	36,629	36,937	32,897	-	-	360,689	115,620
Operating Expenses	73,399	38,891	110,141	20,461	33,797	22,366	131,383	11,855	348,721	93,573
Income (Loss) from Operations	$ (42,249)	$ 7,203	$ 182,460	$ 16,168	$ 3,141	$ 10,531	$ (131,383)	$ (11,855)	$ 11,969	$ 22,047

Total revenues and as a percent of consolidated revenues for the three months ended June 30, 2008, were provided as follows:  Internet Services Division – $130,822 (17.6%), Retail Sales Division - $557,807 (75.2%), and Computer Hardware and Software Division - $53,154 (7.2%).

Cost of sales was $381,094 and $165,424, for three months ended June 30, 2008 and 2007, respectively.  As a percent of revenue, the cost of sales decreased from 58.9% to 51.4% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2008. The Computer Hardware and Software Division recognized a lower cost of sales percent, 30.5% than the consolidated total of the Retail Sales division, 47.5% and the consolidated total of the Internet Services Division, 76.2%.  The increase in cost of sales was directly associated with the increase of revenue in the Retail Sales and Internet Services Division.

Gross profit was $360,689 and $165,424, for the three months ended June 30, 2008 and 2007, respectively. As a percent of revenue, gross profit was 48.6% and 41.1%, for the three months ended June 30, 2008 and 2007, respectively. The increase in gross profit was directly associated with the increase of revenue in the Retail Sales and Internet Services Division.

Total operating expenses increased from $93,573 to $348,721 for the three months ended June 30, 2007 and 2008, respectively. This increase of $255,148, or 272% was attributed to the expansion of operations directly associated with the growth of the business, to include; currency exchange, professional fees, and marketing.

Operating expenses as a percent of consolidated operating expenses for each division for the three months ended June 30, 2008 are as follows: Internet Services Division – $73,399 (21%), Retail Sales Division - $110,141 (31.6%), Computer Hardware and Software Division – $33,797 (9.7%), and Corporate $131,383 (37.7%).

Internet Services Division

Revenue attributed to the Internet Services Division was $130,822 (17.6% of total consolidated revenue) in 2008 as compared to $94,060 (33.5% of total consolidated revenue) in 2007 (39.1% increase in division revenues).

The Internet Services Division includes Hurricane Host, Organa Consulting Group, and Gateway Internet Services. HH accounted for $129,594 (17.5% of the Company’s overall revenue) for the three months ended June 30, 2008 and $78,919 (28.1% of the Company’s overall revenue) for the three months ended June 30, 2007. OCG accounted for less than 5% of the Company’s revenue in 2008.  Gateway Internet Services has recognized no revenue to date.

Cost of sales and the percent of consolidated cost of sales for the three months ended June 30, 2008 and 2007, respectively, for HH were $101,318 (26.6%) and $41,939 (25.4%) of the overall cost of sales and 101.7% and 87.4% of the cost of sales of the Internet Sales Division segment. The cost of sales for the three months ended June 30, 2008 for OCG was insignificant.

Operating expenses and the percent of consolidated operating expenses for the three months ended June 30, 2008 and 2007, respectively, for HH was $20,413 (5.9%) and $23,423 (9.1%) of the overall operating expenses and 54.4% and 60.2% of the operating expenses of the Internet Services Division segment. The operating expenses and the percent of consolidated operating expenses for the three months ended June 30, 2008 for OCG was insignificant.

Retail Sales Division

The Retail Sales Division includes, Zowy Media, Epic Weapons, and Game2Gear. Revenue increased from $130,828 to $557,807 (increase of $426,979) for the three months ended June 30, 2007 and 2008, respectively. The increase of 326.4% is related to the registration fees associated with the launch of Epic Weapons auction website and sales of the Frostmourne Sword®.

Cost of sales increased from $94,199 to $265,206 (increase of $171,007) for the three months ended June 30, 2007 and 2008, respectively. The increase of 181.6% is related to the Company’s sales associated with the Frostmourne Sword® and the subsequent growth overall in sales.

Operating expenses increased from $20,461 to $110,141 (increase of $89,680) for the three months ended June 30, 2007 and 2008, respectively. The increase of 438.3% is directly associated with the increase of sales and maintaining the appropriate staff to meet the requirements associated with the increased sales.  In addition, as the Company imports product, as a condition of its agreements, it was required to pay $24,231 in currency exchange due to the weak dollar.  In additional the Company expensed $42,000 in marketing for the promotion of Weaponmasters and Epic Weapons.

Income from operations increased from $16,168 to $182,460 for the three months ended June 30, 2007 and 2008, respectively. The $166,292 increase was due primarily to the increase, as a percentage, of the revenue and cost of sales growth attributed to Epic Weapons.

Computer Hardware and Software Division

DCC was the only revenue generating activity in the Computer Hardware and Software Sales Division for 2007 and 2008. Revenue decreased from $56,156 to $53,154 (decrease of $3,002) for the three months ended June 30, 2007 and 2008, respectively. The decrease of 5.3% is related to the relocation of the business and the downtown in providing services during the relocation process.

Cost of sales decreased from $23,259 to $16,216 (decrease of $7,043) for the three months ended June 30, 2007 and 2008, respectively. The decrease of 30.3% is related to the relative decrease of hardware sales and the increase in service related revenue, which has a higher profit margin.

Operating expenses increased from $22,366 to $33,797 (increase of $11,431) for the three months ended June 30, 2007 and 2008, respectively. The increase of 51.1% is associated with the increase in payroll, rent, and marketing services.

Income from operations decreased from $10,531 to $3,141 for the three months ended June 30, 2007and 2008, respectively. The 70.2% decrease was due primarily to marketing services, payroll, rent, and relocation costs.

Corporate

The operating expenses and the percent of consolidated operating expenses for the three months ended June 30, 2007 and 2008, respectively, for corporate headquarters was $11,855 (17.9%) and $131,383 (37.7%) of the overall operating expenses. The increase in operating expenses is primarily due to the increase of staff to support operations, legal fees, and marketing services.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 TO THE SIX MONTHS ENDED JUNE 30, 2007

Overview

Total revenues increased to $1,251,283 for the six months ended June 30, 2008 from $515,662 for the six months ended June 30, 2007. The increase of $735,621 or 58.8% is a direct result of the increase in revenue by our Retail Sales Division. The Company’s Internet Services Division and Retail Sales Division increased revenue by $79,843 and $656,231, respectively, while the Computer Hardware and Software Division decreased revenue by $452.

Six Month Ended June 30,	Internet Services Division		Retail Sales Division		Hardware and Software Division		Corporate		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$130,822	$94,060	$557,807	$130,828	$53,154	$56,156	-	-	$741,783	$281,044
Cost of Sales	99,671	47,966	265,206	94,199	16,216	23,259	-	-	381,094	165,424
Gross Profit	31,151	46,094	292,601	36,629	36,937	32,897	-	-	360,689	115,620
Operating Expenses	73,399	38,891	110,141	20,461	33,797	22,366	131,383	11,855	348,721	93,573
Income (Loss) from Operations	$(42,249)	$7,203	$182,460	$16,168	$3,141	$10,531	$(131,383)	$(11,855)	$11,969	$22,047

Revenues and the percent of consolidated revenue for the three months ended June 30, 2008, by segment, are as follows: Internet Services Division, $257,989 (21.0%), Retail Sales Division $885,754 (71.0%), and Computer Hardware and Software Division $107,54(8.4%).

Overall cost of sales was $636,694 and $289,722 for the six months ended June 30, 2008 and 2007, respectively. As a percent of revenue, the cost of sales decreased from 56.2.0% to 50.9%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2008.  This is primarily due to overall increase in cost of sales by our Retail Sales Division directly relating to the Frostmourne® Sword and the increased internet traffic generated by the auction and interest in the launch of the sword.

The cost of sales and the percent of consolidated cost of sales for the six months ended June 30, 2008, by segment, are as follows: Internet Services Division, $180,359 (28.3%), Retail Sales Division $413,410 (64.9%), and Computer Hardware and Software Division $42,924 (6.7%).

Gross profit was $614,590 and $225,940 for the six months ended June 30, 2008 and 2007, respectively. As a percent of revenue, gross profit was 49.1% and 43.8% for the six months ended June 30, 2008 and 2007, respectively.

Total operating expenses increased to $594,929 for the six months ended June 30, 2008 from $187,175 for the six months ended June 30, 2007. This $407,754 or 168.5% increase was primarily attributable to operating expenses associated with the Retail Sales Division ($49,465) with increasing corporate operating expenses associated with the Company’s projected growth offset by a decrease in the Internet Sales Division.

The operating expenses and the percent of consolidated operating expenses for the six months ended June 30, 2008, were contributed as follows: Internet Services Division, $110,858 (18.6%), Retail Sales Division, $159,759 (26.9%), Computer Hardware and Software Division, $58,558 (9.8%), and Corporate, $264,754 (44.5%).

Internet Services Division

Revenue attributed to the Internet Services Division was $257,989 (21.0% of total consolidated revenue) in 2008 as compared to $178,146 (34.5% of total consolidated revenue) in 2007 (24.3% increase in division revenues).

The Internet Services Division includes Hurricane Host, Organa Consulting Group, and Gateway Internet Services. HH accounted for $250,162 (20.0% of the Company’s overall revenue) and $153,146 (29.7% of the Company’s overall revenue) in revenue for 2008 and 2007, respectively. OCG accounted for less than 5% of the Company’s revenue in both 2008 and 2007.

Cost of sales and the percent of consolidated cost of sales for the six months ended June 30, 2008 and 2007, respectively, for HH was $177,900 (27.9%) and $65,924 (22.8%) of the overall cost of sales and 98.6% and 87.1% of the cost of sales of the Internet Sales Division segment. The cost of sales for the six months ended June 30, 2008 for OCG was insignificant.

Operating expenses and the percent of consolidated operating expenses for the six months ended June 30, 2008 and 2007, respectively, for HH was $46,430 (7.8%) and $17,101 (9.1%) of the overall operating expenses and 41.9% and 21.3% of the operating expenses of the Internet Services Division segment. The operating expenses and the percent of consolidated operating expenses for the six months ended June 30, 2008 for OCG was insignificant.

Retail Sales Division

The Retail Sales Division includes, Zowy Media, Epic Weapons, and Game2Gear. Revenue increased from $229,523 to $885,754 (increase of $656,231) for the six months ended June 30, 2007 and 2008, respectively. The increase of 285.9% is related to the sales (registration fees) associated with the Frostmourne® Sword in 2008.

Cost of sales increased from $168,213 to $413,410 (increase of $245,197) for the six months ended June 30, 2007 and 2008, respectively. The increase of 145.8% is related to the Company’s sales associated with the Frostmourne® Sword in 2008.

Operating expenses increased from $39,150 to $159,759 (increase of $120,609) for the six months ended June 30, 2007 and 2008, respectively. The increase of 308.1% is related to the Company only having Weaponmasters active in 2007 compared to the activity associated with Epic launching the sales of the Frostmourne® Sword in 2008.

Income from operations increased from $22,160 to $312,585 for the six months ended June 30, 2007 and 2008, respectively. The increase was due primarily to the increase, as a percentage, of the cost of sales and the cost attributed to Epic. While revenues increased 285.9%, cost of sales increased 145.8%. The actual percentage of cost of sales as compared to revenue decreased from 73.30% to 46.7% for the six months ended June 30, 2007 and 2008, respectively. The Company expensed $47,991 in work associated with the development of the Frostmourne® Sword in 2007.

Computer Hardware and Software Division

DCC was the only revenue generating activity in the Computer Hardware and Software Sales Division for 2007 and 2008. Revenue decreased from $107,993 to $107,541 (decrease of $452) for the six months ended June 30, 2007 and 2008, respectively. The decrease of 0.4% is related to the relocation of the corporate office and business to a more central location.

Cost of sales decreased from $45,812 to $42,294 (decrease of $3,518) for the six months ended June 30, 2007 and 2008, respectively. The decrease of 7.7% is related to increased hardware sales.

Operating expenses increased from $44,822 to $58,558 (increase of $13,736) for the six months ended June 30, 2007 and 2008, respectively. The increase of 30.6% is related to management salaries and marketing services.

Income from operations decreased from $17,359 to $5,058 for the six months ended June 30, 2007and 2008, respectively. The decrease was due primarily to marketing services, additional overheads related to the expansion of .services and relocation costs.

Corporate

The operating expenses and the percent of consolidated operating expenses for the six months ended June 30, 2007 and 2008, respectively, for corporate headquarters was $11,146 (11.9%) and $133,371 (56.0%) of the overall operating expenses. The increase in operating expenses is primarily due to the increase of staff to support overall operations, and the research and development of additional products and services.

Liquidity and Capital Resources

As of June 30, 2008, the Company had a working capital surplus of $98,223. Net income was $32,851 for the six months ended June 30, 2008. The Company generated a positive cash flow from operations of $33,147 for the six months ended June 30, 2008. The positive cash flow from operating activities for the period is primarily attributable to the Company's net income, decrease in accounts receivables, $35, increase in inventory, $212,573, prepaid expenses and other assets, $341,652, deferred revenue, $536,734, commissions paid on sale of preferred stock, and accounts payable and accrued expenses, $29,612.

Cash flows used in investing activities for the six months ended June 30, 2008 consisted of the acquisition of $65,365 of equipment and increase of $32,294 in receivable from related party.

Cash flows provided by financing activities for the six months ended June 30, 2008 was $225,232 primarily due to the issuance of preferred stock, $184,860 and an increase in payable due to related party, $44,894.

The Company had a net increase in cash of $156,721 for the six months ended June 30, 2008 compared to an increase of $6,132 for six months ended June 30, 2007.

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

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in the southeast and central United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations. The Company does purchase inventory from international sources, which caused by the decreasing value of the US Dollar, caused the Company to experience an increase in its operational costs associated with currency conversion.

Contractual Obligations

The Company has contractual obligations as outlined below.  The payments associated with these obligations reflect total payments required, inclusive of interest and principal.
Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$270,052	$241,731	$23,601	$4,720	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	411,075	118,170	250,905	42,000	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$681,127	$359,901	$274,506	$46,720	-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls that have or is reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended March 31, 2008.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2006, the Company filed a lawsuit against New Millenium Entrepreneurs. Inc., and Phocnixsurf.com, LLC, and various other individuals and parties claiming libel, slander, and conspiracy to injure business. The claim relates to consulting services provided by Organa Consulting Group, Inc., a wholly owned subsidiary of Organa Technologies Group, Inc., to PhocnixSurf.com, a so-called "websurfing" business which ceased operations in July 2006. The Company also has asked for injunctive relief, compensatory and punitive damages in excess of $1,000,000. The lawsuit was filed in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida. On September 19, 2007, the Company released the individual defendants quid filed for a default judgment against New Millenium Entrepreneurs, LLC and Phoenixsurf.com, LLC which was granted on August 10, 2007. In July 2008 the court issued a Final Ruling as to Liability against the Defendants, in favor of the Company. The Company is currently awaiting jury trial for damages to be awarded.

On October 2, 2006, the Company was named in a lawsuit captioned New Millennium Entrepreneurs, LLC and Phoenixsurf.com, LLC v. Michael W. Hawkins, et. al. U.S. District Court, Middle District of Georgia, 3: 06-CV-84 (CDC). The lawsuit alleges violations of the Georgia Securities Act, Georgia Fair Business Practices Act, Federal Securities laws and certain other unspecified laws in connection with the investment by Plaintiffs of $150,000 in Organa Technologies Group and seeks rescission of this investment. In addition, the lawsuit alleges contractual disputes and misappropriations of funds by Organa Consulting Group. The Company has responded to the complaint, has entered into third party claims against the individual owners of New Millenium Entrepreneurs, LLC and other interested parties. The Company believes it has meritorious defenses to the claims made and intends to vigorously defend the lawsuit. On July 24, 2007, the Securities and Exchange Commission filed charges in the United States District Court for the Central District of California in Los Angeles, California against New Millenium Entrepreneurs, LLC, Phoenixsurf.com, LLC, and two of its officers and managing members.  On August 5, 2008 a Protective Order for the sharing of certain information  was executed by the Parties with discovery scheduled to be completed by February 2009.

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

Our company and management team is newly formed and has limited experience working together in this area. Such limits could adversely effect our near term performance in the management of our assets. Our company has had a cumulative net loss from inception of approximately $2,078,141 with only the year ended December 31, 2006 being profitable. Our needs for continued expenditures for product research and development and marketing, among other things, will make it difficult for us to reduce our operating expenses in order to deal with lack of sales growth or unanticipated reductions in existing sales. Our failure to balance expenditures in any period with sales will create losses for the company that would require additional financing to meet cash flow requirements. The possibility of our future success must be considered relative to the problems, challenges, complications and delays frequently encountered in connection with the development and operation of a rapid growth business. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of services and products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND IN SECURITIES AND USE OF PROCEEDS

The Company sold 27 units of Series A Preferred under its Private Placement Memorandum. Each unit consists of 10,000 shares of Series A Preferred Stock that converts to common stock on a 1-for-1 basis.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

No.	Description
10.1	Assignment between GTA/ AHG/ OTG
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Organa Technologies Group, Inc.

Date: August 19, 2008
By:	/s/ Gina L. Bennett
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2008
By:	/s/ Steves Rodriguez
Interim Chief Financial Officer (Principal
Accounting and Financial Officer)